Form 10-Q
period 2011-09-30
Cascade Springs Ltd.
filed 2011-11-16
CIK 1518380

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒

Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2011

☐

Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period _____________to______________

Commission File Number 333-174872

CASCADE SPRINGS LTD.
(Exact name of small Business Issuer as specified in its charter)

Nevada	68-0681435
---------------------------------	------------------------------
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

2351 N. Bannavitch
Pahrump, NV	89060
----------------------------------------	------------------------------
(Address of principal executive offices)	(Postal or Zip Code)

Issuer's telephone number, including area code:	(702) 988-4233
----------------------------

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days

☒ Yes    ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of ‘‘accelerated filer and large accelerated filer’’ in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer

☐

Accelerated filer

☐

Non-accelerated filer

☐

Small reporting company

☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☒Yes   ☐ No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 67,500,000 shares of $0.001 par value common stock outstanding as of November 11, 2011.

PART I.

FINANCIAL INFORMATION

Item 1.

Financial Statements

CASCADE SPRINGS LTD.

(An Exploration Stage Company)

BALANCE SHEETS

September 30, 2011 and March 31, 2011

ASSETS
	September 30, 2011	March 31, 2011
	(Unaudited)
Current assets:
Cash	$ 21,203	$ 10,467

Total current assets	21,203	10,467

Total assets	$ 21,203	$ 10,467

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$ 2,734	$ -

Notes payable - Related party	53,080	11,610

Total current liabilities	55,814	11,610

Total liabilities	55,814	11,610

Commitments

STOCKHOLDERS' DEFICIT

Common stock, $0.001 par value, 100,000,000	67,500	67,500
shares authorized, 67,500,000 shares at September 30, 2011 and
March 31, 2011 issued and outstanding

Additional paid-in capital	(42,475)	(43,200)

Deficit accumulated during the development stage	(59,636)	(25,443)

Total stockholders' deficit	(34,611)	(1,143)

Total liabilities and stockholders' deficit	$ 21,203	$ 10,467

The accompanying notes are an integral part of these financial statements.

CASCADE SPRINGS LTD.

(An Exploration Stage Company)

STATEMENTS OF OPERATIONS

for the three and six months ended September 30, 2011 and 2010 and the period from January 19, 2010 (inception) through September 30, 2011

 (Unaudited)

	Three months	Three months	Six months	Six months	Inception through
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010	September 30,2011

Costs and expenses:

Mineral exploration	$ 903	$ 4,400	$ 903	$ 4,400	$ 10,582

General and administrative	15,959	2,412	33,056	2,537	48,820
Net loss from operations	(16,862)	(6,812)	(33,959)	(6,937)	(59,402)
Interest expense	(234)	-	(234)	-	(234)
Net loss	$ (17,096)	$ (6,812)	$ (34,193)	$ (6,937)	$ (59,636)

Net loss per share:

Basic and diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted average shares
outstanding:

Basic and diluted	67,500,000	42,472,826	67,500,000	26,086,066

The accompanying notes are an integral part of these financial statements.

CASCADE SPRINGS LTD.

(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS

for the six months ended September 30, 2011 and 2010

and the period from January 19, 2010 (inception) through September 30, 2011

(Unaudited)

	Six months ended	Six months ended	Inception through
	September 30, 2011	September 30, 2010	September 30, 2011

CASH FLOWS FROM OPERATING
ACTIVITIES:

Net loss	$ (34,193)	$ (6,937)	$ (59,636)

Adjustment to reconcile net loss to
cash used in operating activities:

Impairment expense	-	-	8,000
Stock based compensation	725	-	725

Net change in:

Accounts payable	2,734	-	2,734

CASH FLOWS USED IN OPERATING	(30,734)	(6,937)	(48,177)
ACTIVITIES

CASH FLOWS FROM INVESTING
ACTIVITIES:

Purchase of mineral property	-	-	(8,000)

CASH FLOWS USED IN INVESTING	-	-	(8,000)
ACTIVITIES

CASH FLOWS FROM FINANCING
ACTIVITIES:

Proceeds from issuance of common stock	-	13,300	24,300

Proceeds from notes payable, related party, net	41,470	10	53,080

CASH FLOWS PROVIDED BY
FINANCING ACTIVITIES	41,470	13,310	77,380

NET CHANGE IN CASH	10,736	6,373	21,203

Cash, beginning of period	10,467	-	-

Cash, end of period	$ 21,203	$ 6,373	$ 21,203

SUPPLEMENTAL CASH FLOW
INFORMATION

Cash paid on interest expenses	$ -	$ -	$ -

Cash paid for income taxes	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements.

CASCADE SPRINGS LTD.
(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

September 30, 2011

(UNAUDITED)

Note 1

Basis of Presentation

The accompanying unaudited interim financial statements of Cascade Springs Ltd. ("Cascade" or the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Registration Statement filed with the SEC on Form S-1/A filed on October 6, 2011. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for our interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements that would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2011, as reported in the Form S-1 of the Company, have been omitted.

General

The Company is in the exploration stage, and is in the process of exploring and evaluating its mineral properties and determining whether they contain ore reserves that are economically recoverable. The recoverability of amounts shown for mineral properties is dependent upon the discovery of economically recoverable ore reserves, the ability of the Company to obtain the necessary financing to complete development, confirmation of the Company’s interest in the underlying mineral claims and upon future profitable production or proceeds from the disposition of all or part of its mineral properties.

Note 2

Going Concern

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year.  Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.  At September 30, 2011, the Company had not yet achieved profitable operations, has accumulated losses of $59,636 and expects to incur further losses in the development of its business, all of which raise substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

Cascade Springs Ltd.

(An Exploration Stage Company)

Notes to the Financial Statements

September 30, 2011

Note 3

Related Party Transactions

Part of the related party loan is due to a director of the Company for funds advanced.  The loan is unsecured, non-interest bearing and has no specific terms for repayment. The other part of the related party loan is due to Mr. Sawatsky, a consultant and warrant holder of the Company for funds advanced with a 10% interest rate and has no specific terms for repayment.

The company was charged the following by directors of the Company:

	Six months ended September 30, 2011	Six months ended September 30, 2010

Management fees	$ 9,000	$ -

Note 4

Commitments

On July 1, 2011, the Registrant entered into a Consulting Agreement (the “Agreement”) with Robert Sawatsky (the “Consultant”).  In accordance with the Agreement the Registrant granted Consultant Warrants to purchase 5,400,000 shares of Registrant’s common shares at an exercise price of $0.10 per share. The Warrants will be held in an escrow account and will be given to Consultant quarterly in advance.  Consultant shall be issued Warrants to purchase 1,350,000 shares of common stock on July 1, 2011 and each quarter thereafter in the same amount until Consultant has completed this one-year Agreement.  Any Warrants remaining after termination shall be cancelled.  After 90 days and upon 15 day's prior notice, the Registrant may terminate the Agreement and pay Consultant amortized Warrants for consulting to that date of termination.  If Consultant deems, for any reason, that Company is no longer a client that he can continue to represent satisfactorily, he may cancel the Agreement and be paid his Warrants on an amortized basis to that date of termination.  Consultant has three years from the date of the Agreement to exercise the Warrants and can exercise any portion of the Warrants that has been received from the date of receipt. The fair value of the share purchase warrant was $2,900 and will be recognized over the twelve months ending June 30, 2012.

Item 2. Management’s Discussion and Analysis or Plan of Operation

This document includes statements that may constitute forward-looking statements made pursuant to the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995 . We caution readers regarding certain forward-looking statements in this document, press releases, securities filings, and all other documents and communications.  All statements, other than statements of historical fact, including statements regarding industry prospects and future results of operations or financial position, made in this Quarterly Report on Form 10-Q (" Report ") are forward looking.  The words " believes ," " anticipates ," " estimates ," " expects ," and words of similar import, constitute " forward-looking statements ."  While we believe in the veracity of all statements made herein, forward-looking statements are necessarily based upon a number of estimates and assumptions that, while considered reasonable by us, are inherently subject to significant business, economic and competitive uncertainties and contingencies and known and unknown risks.  As a result of such risks, our actual results could differ materially from those expressed in any forward-looking statements made by, or on behalf of, our company.  We will not necessarily update information if any forward-looking statement later turns out to be inaccurate.  Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including risks and uncertainties set forth in our S-1 Registration Statement, as well as in other documents we file with the Securities and Exchange Commission (" SEC ").

The following information has not been audited.  You should read this information in conjunction with the unaudited financial statements and related notes to the financial statements included in this report.

General

We are an “exploration stage” company engaged in the search and/or verification of ore deposits (reserves) in our property.  We incorporated in the state of Nevada on January 19, 2010. Our business is to acquire and explore various mining properties located in the state of Nevada.  While we currently plan to fund and conduct these activities ourselves, we may in the future outsource some of these activities through the use of various joint venture, royalty or partnership arrangements, pursuant to which other companies would agree to finance and carry out the exploration and possible future development programs on our mining properties.

On November 1, 2011, the United States Securities and Exchange Commission (the “SEC”) declared effective our registration on Form S-1 (the “Registration Statement”).  The Registration Statement is for the sale of up to 26,250,000 registered shares of our common stock  (the “Shares”) owned by thirty of our shareholders ( the “Selling Shareholders”) at a price of $.05 per share.  We will not receive any of the proceeds from the sale of the shares.

We are paying the expenses of the offering because we wanted to (i) become a reporting company with the SEC under the Securities Exchange Act of 1934 (the "1934 Act"); and (ii) enable our common stock to be traded on the OTC Bulletin Board. We believe that the registration of the sale of shares on behalf of our existing security holders may facilitate the development of a public market in our common stock if our common stock is approved for trading on the OTC Bulletin Board.  There is no assurance that such approval will be given.

Plan of Operation

We are pursuing a business strategy whereby we will invest in, explore and if warranted, conduct mining operations of our current mining properties.   Currently, our principal assets include a 100% interest in six federal lode mining claims, known as the Montana de Oro 1 – 6, located in Esmeralda County, Nevada (the “Montana de Oro Claims”) and, also, in the Tokop area of Esmeralda County, Nevada, we have a 100% interest in four claims known as the (“May Claims”).

Our plan of operation is to continue exploration work on the Montana de Oro Claims.  There is no assurance that an economic mineral deposit exists on the Montana de Oro Claims.  Even if we complete our proposed exploration program on the Montana de Oro Claims and we are successful in identifying a mineral deposit, we would have to spend substantial funds on further drilling and engineering studies before we will know if we have a commercially viable mineral deposit.

Our plan of operation for the twelve months following the date of this prospectus is to carry out the second phase of the recommended exploration program on the Montana de Oro Claims.  This program may consist of acquiring additional prospects contiguous to the Montana de Oro Claims and sampling, assaying those claims, as well as geological mapping, a detailed rock sampling program and map and sample underground workings for future drill targets.  Phase 2 is estimated to cost of between $20,000 to $30,000, which we plan to carry out when financing allows.  The exploration program was recommended by Advanced Geologic Exploration, Inc., in its geological report dated February 23, 2011, based on their evaluation of the property, its history and the surrounding geological setting.

The scope of work for the Phase 1 reconnaissance sampling included visiting the property to collect representative samples of historic mining prospects. The site visit was conducted in September 2010, at which time ten samples were collected. The staking of the lode mining claims was carried out in September 2010 and the documentation was presented in a first phase report dated February 23, 2011.

We will require additional funding in order to proceed with additional exploration on Montana de Oro Claims.  We anticipate that additional funding will be in the form of equity financing from the sale of our common stock or from director loans.  We do not have any arrangements in place for any future equity financing or loans.

In addition to exploration costs of approximately $43,000, we will incur salary expenses for Mr. Delahunte of $18,000 for a total of $61,000 for the year.  If we cannot afford to pay these salaries, the salaries will be accrued.  In addition, we anticipate spending an additional $83,000 on administrative fees, new employees, legal and accounting fees, including fees payable in connection with complying with SEC reporting obligations.  Total expenditures over the next 12 months are therefore expected to be approximately $144,000.

If we are not successful in raising additional financing, we anticipate that we will not be able to proceed with our business plan.  In such a case, we may decide to discontinue our current business plan and seek other business opportunities in the resource or non-resource sector.  Any business opportunity would require our management to perform diligence on possible acquisition of additional resource properties.  Such due diligence would likely include purchase investigation costs, such as professional fees by consulting geologists, preparation of geological reports on the properties, conducting title searches and travel costs for site visits.

Our current cash on hand will not be sufficient to acquire any resource property and additional funds will be required to close any possible acquisition.  As a reporting company, we will need to maintain our periodic filings with the appropriate regulatory authorities and will incur legal and accounting costs.  If no other such opportunities are available and we cannot raise additional capital to sustain minimum operations, we may be forced to discontinue business.  We do not have any specific alternative business opportunities in mind and have not planned for any such contingency.

Based on the nature of our business, we anticipate incurring operating losses in the foreseeable future. We base this expectation, in part, on the fact that very few mineral claims in the exploration stage ultimately develop into producing, profitable mines.  Our future financial results are also uncertain due to a number of factors, some of which are outside our control.  These factors include the following:

• our ability to raise additional funding;

• our ability to locate and acquire a suitable interest in a mineral property;

•  the market price for minerals;

• the results of our proposed exploration programs; and

• our ability to find joint venture partners for the development of any property interests

We have not attained profitable operations and are dependent upon obtaining financing to pursue exploration activities.  For these reasons our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

We have had no operating revenues since our inception on January 19, 2010 through September 30, 2011, and have incurred operating expenses in the amount of $59,402 for the same period.  Our activities have been financed from the proceeds of share subscriptions and notes payable from related party.

Results of Operations for Period Ending September 30, 2011

We did not earn any revenues during the six-month period ending September 30, 2011.  We incurred operating expenses in the amount of $16,862 for the three months ended September 30, 2011 (2010 - $6,812), and $33,959 for the six months ended September 30, 2011 (2010 - $6,937). For the six months ended September 30, 2011, our operating expenses were comprised of general and administrative expenses of $33,056 (2010 - $2,537) and mineral exploration costs of $903 (2010 - $4,400). For the three months ended September 30, 2011, our operating expenses were comprised of general and administrative expenses of $15,959 (2010 - $2,412) and mineral exploration costs of $903 (2010 - $4,400).

Liquidity and Capital Resources

At September 30, 2011, we had total assets of $21,203, consisting entirely of cash, and a negative working capital position of $(34,611).  Our liabilities consisted mostly of a related party note payable for funds advanced to us.

We expect to continue incurring losses in the next twelve months. We have no agreements for additional financing and cannot provide any assurance that additional funding will be available to finance our operations on acceptable terms in order to enable us to complete our plan of operations.  There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing.  If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to continue our exploration of our mineral claim and our venture will fail.

We plan to continue to finance our activities in the short term through shareholder advances similar to the ones that have occurred to date.  In the longer term it is hoped there will be further equity financings but none are planned at the moment.

Off-Balance Sheet Arrangements

We do not maintain any off-balance sheet transactions, arrangements, or obligations that are reasonably likely to have a material effect on our financial condition, results of operations, liquidity, or capital resources.

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 4:

Controls and Procedures

Evaluation of Disclosure Controls

Based upon an evaluation of the effectiveness of our disclosure controls and procedures performed by our management, with participation of our Chief Executive Officer and Chief Financial Officer as of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures have not been effective as a result of a weakness in the design of internal control over financial reporting.

As used herein, “disclosure controls and procedures” mean controls and other procedures of our company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) under the Securities Exchange Act of 1934.  Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on our evaluation under the framework, management has concluded that our internal control over financial reporting was not effective as of September 30, 2011.

Certain internal control weaknesses became evident that, in the aggregate, represent material weaknesses, including:  (i) lack of segregation of incompatible duties; and (ii) insufficient Board of Directors representation.

There were no changes in our internal controls that occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls.

PART II- OTHER INFORMATION

Item 1.

Legal Proceedings

We are not a party to any pending legal proceeding. Management is not aware of any threatened litigation, claims or assessments.

Item 1A.    Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 2.

Changes in Securities and Use of Proceeds

We did not issue any securities during the quarter ended September 30, 2011.

Item 3.

Defaults Upon Senior Securities

None.

Item 4.

Submission of Matters to a Vote of Security Holders

None.

Item 5.

Other Information

None.

Item 6.

Exhibits and Report on Form 8-K

(a)

Exhibit(s)

31.1

Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14 Or 15d-14 of the Securities Exchange Act Of 1934,as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1

Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C.  Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)

Reports on Form 8-K

Not applicable.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED:   November 16, 2011

CASCADE SPRINGS LTD.

/s/ William Delahunte
------------------------------------------
William Delahunte,

CEO, President, Secretary/Chief

Financial Officer and Director