Form 10-Q
period 2011-12-31
Cascade Springs Ltd.
filed 2012-01-20
CIK 1518380

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒

Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2011

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

☒Yes   ☐ No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 67,500,000 shares of $0.001 par value common stock outstanding as of January 20, 2012.

PART I.

FINANCIAL INFORMATION

Item 1.

Financial Statements

CASCADE SPRINGS LTD.

(An Exploration Stage Company)

BALANCE SHEETS

December 31, 2011 and March 31, 2011

ASSETS

	December 31, 2011	March 31, 2011
	(Unaudited)
Current assets:
Cash	$ 343	$ 10,467

Total current assets	343	10,467

Total assets	$ 343	$ 10,467

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$ 5,532	$ -

Notes payable - Related party	60,080	11,610

Total current liabilities	65,612	11,610

Total liabilities	65,612	11,610
Commitments
STOCKHOLDERS' DEFICIT

Common stock, $0.001 par value, 100,000,000	67,500	67,500
shares authorized, 67,500,000 shares at December 31, 2011 and
March 31, 2011 issued and outstanding

Additional paid-in capital	(41,750)	(43,200)

Deficit accumulated during the exploration stage	(91,019)	(25,443)

Total stockholders' deficit	(65,269)	(1,143)

Total liabilities and stockholders' deficit	$ 343	$ 10,467

The accompanying notes are an integral part of these financial statements.

CASCADE SPRINGS LTD.

(An Exploration Stage Company)

STATEMENTS OF OPERATIONS

for the three and nine months ended December 31, 2011 and 2010 and the period from January 19, 2010 (inception) through December 31, 2011

 (Unaudited)

	Three months	Three months	Nine months	Nine months	Inception through
	December 31, 2011	December 31, 2010	December 31, 2011	December 31, 2010	December 31, 2011

Costs and expenses:

Mineral exploration	$ -	$ 4,169	$ 903	$ 8,569	$ 10,582

General and administrative	30,585	2,919	63,641	5,456	79,405

Net Loss from operations	(30,585)	(7,088)	(64,544)	(14,025)	(89,987)
Interest expense	(799)	-	(1,032)	-	(1,032)
Net loss	$ (31,384)	$ (7,088)	$ (65,576)	$ (14,025)	$ (91,019)

Net loss per share:

Basic and diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted average shares
outstanding:

Basic and diluted	67,500,000	42,472,826	67,500,000	26,086,066

The accompanying notes are an integral part of these financial statements.

CASCADE SPRINGS LTD.

(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS

For the nine months ended December 31, 2011 and 2010

and the period from January 19, 2010 (inception) through December 31, 2011

(Unaudited)

	Nine months ended	Nine months ended	Inception through
	December 31, 2011	December 31, 2010	December 31, 2011

CASH FLOWS FROM OPERATING
ACTIVITIES:

Net loss	$ (65,576)	$ (14,025)	$ (91,019)

Adjustment to reconcile net loss to
cash used in operating activities:

Impairment expense	-	-	8,000
Stock based compensation	1,450	-	1,450

Net change in:

Accounts payable	5,532	-	5,532

CASH FLOWS USED IN OPERATING	(58,594)	(14,025)	(76,037)
ACTIVITIES

CASH FLOWS FROM INVESTING
ACTIVITIES:

Purchase of mineral property	-	-	(8,000)

CASH FLOWS USED IN INVESTING	-	-	(8,000)
ACTIVITIES

CASH FLOWS FROM FINANCING
ACTIVITIES:

Proceeds from issuance of common stock	-	13,300	24,300

Proceeds from related party notes payable, net	48,470	1,610	60,080

CASH FLOWS PROVIDED BY
FINANCING ACTIVITIES	48,470	14,910	84,380

NET CHANGE IN CASH	(10,124)	885	343

Cash, beginning of period	10,467	-	-

Cash, end of period	$ 343	$ 885	$ 343

SUPPLEMENTAL CASH FLOW
INFORMATION

Cash paid on interest expenses	$ -	$ -	$ -

Cash paid for income taxes	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements.

CASCADE SPRINGS LTD.
(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2011

(UNAUDITED)

Note 1

Basis of Presentation

The accompanying unaudited interim financial statements of Cascade Springs Ltd. ("Cascade" or the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Registration Statement filed with the SEC on Form S-1/A on October 6, 2011. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for our interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements that would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2011, as reported in the Form S-1/A of the Company, have been omitted.

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

Note 2

Going Concern

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year.  Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.  At December 31, 2011, the Company had not yet achieved profitable operations, has accumulated losses of $91,019 and expects to incur further losses in the development of its business, all of which raise substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

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

The Company was charged the following by directors of the Company:

	Nine months ended December 31, 2011	Nine months ended December 31, 2010

Management fees	$ 14,500	$ -

Note 4

Commitments

On July 1, 2011, the Registrant entered into a Consulting Agreement (the “Agreement”) with Robert Sawatsky (the “Consultant”).  In accordance with the Agreement, the Registrant granted Consultant warrants to purchase 5,400,000 shares of Registrant’s common shares at an exercise price of $0.10 per share. The warrants will be held in an escrow account and will be given to Consultant quarterly in advance.  Consultant shall be issued warrants to purchase 1,350,000 shares of common stock on July 1, 2011 and each quarter thereafter in the same amount until Consultant has completed this one-year Agreement.  Any warrants remaining after termination shall be cancelled.  After 90 days and upon 15 day's prior notice, the Registrant may terminate the Agreement and pay Consultant amortized warrants for consulting to that date of termination.  If Consultant deems, for any reason, that Company is no longer a client that he can continue to represent satisfactorily, he may cancel the Agreement and be paid his warrants on an amortized basis to that date of termination.  Consultant has three years from the date of the Agreement to exercise the warrants and can exercise any portion of the warrants that has been received from the date of receipt. The fair value of the share purchase warrants was $2,900 and will be recognized over the twelve months ending June 30, 2012.

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

Our plan of operation for the twelve months is to carry out the second phase of the recommended exploration program on the Montana de Oro Claims.  This program may consist of acquiring additional prospects contiguous to the Montana de Oro Claims and sampling, assaying those claims, as well as geological mapping, a detailed rock sampling program and map and sample underground workings for future drill targets.  Phase 2 is estimated to cost of between $20,000 to $30,000, which we plan to carry out when financing allows.  The exploration program was recommended by Advanced Geologic Exploration, Inc., in its geological report dated February 23, 2011, based on their evaluation of the property, its history and the surrounding geological setting.

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

In addition to exploration costs of approximately $30,000, we anticipate spending an additional $83,000 on administrative fees, new employees, legal and accounting fees, including fees payable in connection with complying with SEC reporting obligations.  We will pay salary expenses for Mr. Delahunte of $18,000 for the year once funds are available to do so.  There are currently no funds available so no salary shall be paid to Mr. Delahunte at this time.  Total expenditures over the next 12 months are therefore expected to be approximately $113,000.

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

We have had no operating revenues since our inception on January 19, 2010 through December 31, 2011, and have incurred operating expenses in the amount of $89,987 for the same period.  Our activities have been financed from the proceeds of share subscriptions and notes payable from related party.

Results of Operations for Period Ending December 31, 2011 and 2010

We did not earn any revenues during the nine-month period ending December 31, 2011.  We incurred operating expenses in the amount of $30,585 for the three months ended December 31, 2011 (December 31, 2010 - $7,088), and $64,544 for the nine months ended December 31, 2011 (December 31, 2010 - $14,025). For the nine months ended December 31, 2011, our operating expenses were comprised of general and administrative expenses of $63,641 (2010 - $5,456) and mineral exploration costs of $903 (2010 - $8,569). For the three months ended December 31, 2011, our operating expenses were comprised of general and administrative expenses of $30,585 (2010 - $2,919) and mineral exploration costs of $0 (2010 - $4,169). The increase in general and administrative expenses was due to registration costs of filing the statements.

Liquidity and Capital Resources

At December 31, 2011, we had total assets of $343, consisting entirely of cash, and a working capital deficit of $65,269, compared to total assets of $10,467 and a working capital deficit of $1,143 as of the year ended March 31, 2011.  Our liabilities consisted mostly of a related party note payable for funds advanced to us.

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

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) under the Securities Exchange Act of 1934.  Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on our evaluation under the framework, management has concluded that our internal control over financial reporting was not effective as of December 31, 2011.

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

We did not issue any securities during the quarter ended December 31, 2011.

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

DATED:   January 20, 2012

CASCADE SPRINGS LTD.

/s/ William Delahunte
------------------------------------------
William Delahunte,

CEO, President, Secretary/Chief

Financial Officer and Director