Form 10-K
period 2012-03-31
Cascade Springs Ltd.
filed 2012-06-14
CIK 1518380

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

[X] ANNUAL REPORT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended March 31, 2012

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from _______ to ___________.

Commission file number 333-174872

CASCADE SPRINGS LTD.
(Exact name of registrant as specified in its charter)

NEVADA	68-0681435
(State or Other Jurisidiction of	(I.R.S. Employer Identification No.)
Incorporation of Organization)

2351 N. Bannavitch, Pahrump, Nevada	89060
(Address of principal executive offices)	(ZIP Code)

Registrant’s telephone number, including area code:	(702) 988-4233

Securities registered pursuant to Section 12(b) of the Act	None

Securities registered pursuant to Section 12(g) of the Act:

Common Shares
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ].

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated filer	[ ]	Accelerated Filer	[ ]
Non-accelerated filer	[ ]	Smaller Reporting Issuer	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

State the aggregate market value of the voting and non-voting equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed fiscal quarter: $21,000.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 67,500,000

Documents Incorporated by Reference: NONE

PART I

Item 1. Business

Forward-looking Statements

Statements in this annual report on Form 10-K that are not historical facts constitute forward-looking statements which are made pursuant to the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Those factors include, among other things, those listed under ‘‘Risk Factors’’ and elsewhere in this annual report. In some cases, you can identify forward-looking statements by terminology such as ‘‘may,’’ ‘‘will,’’ ‘‘should,’’ ‘‘expects,’’ ‘‘plans,’’ ‘‘anticipates,’’ ‘‘believes,’’ ‘‘estimates,’’ ‘‘predicts,’’ ‘‘potential’’ or ‘‘continue’’ or the negative of these terms or other comparable terminology; as well as terms such as “is expected to continue to increase over the next several years”, “is increasing at an exponential rate”, and “to take advantage of this anticipated shift”.

These statements are only predictions. Actual events or results may differ materially. Moreover, neither we nor any other person assumes responsibility for the accuracy or completeness of these statements. We are under no duty to update any of the forward-looking statements after the date of this annual report to conform these statements to actual results. References herein to “we,” “us,” and “the Company” are to Cascade Springs Ltd.

Introduction

We are pursuing a business strategy whereby we will invest in, explore and if warranted, conduct mining operations of our current mining properties. Currently, our principal assets include a 100% interest in six federal lode mining claims, known as the Montana de Oro 1 – 6, located in Esmeralda County, Nevada (the “Montana de Oro Claims”) and, also, in the Tokop area of Esmeralda County, Nevada, we have a 100% interest in four claims known as the (“May Claims”) .

Currently we do not know of any commercially viable mineral deposits existing on the Montana de Oro Claims or the May claims. Mineral property exploration is typically conducted in phases. We have completed the first phase of the recommended exploration program on the Montana de Oro Claims. The program was finalized on February 23, 2011 by our geologist, Charles P. Watson, President of Advanced Geologic Exploration, Inc. The first phase cost $8,000 which included the staking of the property. The exploration program was recommended by our geologist Advanced Geologic Exploration, Inc., in its Phase 1 Reconnaissance Sampling Report dated February 23, 2011, based on his evaluation of the property, its history and the surrounding geological setting. Our primary focus is in the exploration of silver deposits. The geographical area in and around our claims have shown strong silver and base metal mineralization. Further exploration is required. Whether or not we will discover commercially viable mineral deposits will depend on this further exploration.

Our independent geologist is Charles P. Watson, President of Advanced Geologic Exploration, Inc.

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

Our corporate and mailing address is 2351 N. Bannavitch, Pahrump, Nevada, 89060 and our telephone number is (702) 988-4233.

If our exploration program is not successful or if insufficient funds are available to carry out such exploration program, then we will not be able to execute our business plan.

Business

We are an “exploration stage” company engaged in the search and/or verification of ore deposits (reserves) in our property. From our inception (January 19, 2010) to date, we have not realized any revenues. Our accumulated net loss through March 31, 2012, is $97,661. Our business is to acquire and explore various mining properties located in the state of Nevada. While we currently plan to fund and conduct these activities ourselves, we may in the future outsource some of these activities through the use of various joint venture, royalty or partnership arrangements, pursuant to which other companies would agree to finance and carry out the exploration and possible future development programs on our mining properties. Our current plan will require the hiring of various mining employees to perform exploration and mining activities for our various mining properties.

Mr. Delahunte, our founder and President, did not agree to purchase our shares or serve as an officer or director due to a plan, agreement, or understanding that he would solicit, participate in, or facilitate the sale of our company to (or a business combination with) a third party looking to obtain or become a public reporting entity. Furthermore, Mr. Delahunte has no present intention to sell or enter into a business combination with a third party.

Properties

Background and History

In September 2010 we purchased the Montana de Oro claims from Advanced Geologic Exploration, Inc. (“Advanced”) Advanced had mapped and staked the claim sites. We purchased the claims and retained Advanced to complete and deliver to us a “Phase 1 Reconnaissance Sampling Report” (“Phase 1 Report”) for a total of $8,000.

The Phase 1 Report, which was completed and delivered to us in February, 2011, included encouraging results for a potential economic silver deposit. The project consisted of the reconnaissance of historic prospects within the “Paymaster Zone” of the Good Hope (or White Wolf) mining district and the collection of 10 rock samples. Independent laboratory results confirmed field observations of elevated silver mineralization in the outcrops as six samples reported over 1.0 gram-per-ton of silver, three over 14 grams-per-ton silver, with a peak silver assay of 4,200 grams-per-ton (or 135 ounces-per-ton) silver. Multiple alteration suites were identified and all but one contained elevated silver, suggesting that a complex ore genesis contained elevated silver throughout its processes.

All of the claims Cascade has are federal lode mining claims and were originally located by Advanced Geologic Exploration, then transferred to us via a quitclaim deed. We now own the mineral rights of the federal lode mining claims. Each claim was properly located and filed with the appropriate regulatory agencies. The claim names, numbers filing dates are clearly presented on the Location Certificates and referred to in the Phase 1 report. Claim Location Maps clearly denote the location of the lode claims with respect to physical location to fixed geo-references. The claims are lode claims and exploration claims. They are state and federal claims and all of the claims are unpatented claims. Annual maintenance fees will be paid by us prior to their expiration to secure the minerals throughout the mineral year. The fee is $140 per claim per year due on or before August 31 of each year due to the Bureau of Land Management. Also due yearly is an $18 per claim to Esmeralda county. All fees have been made for the year ending August 31, 2012 by us.

Well documented surface leaching of silver in the nearby Silver Peak and Palmetto mining districts confused early prospectors and it was only after subsurface exploration was conducted that the silver veins were discovered. The Phase 1 reconnaissance sampling included a property visit to collect representative samples. The site visit was conducted on September 28 and 29, 2010, whereupon ten samples were collected (MO 1-10). The MO 1-10 samples were submitted for assay to ALS Minerals in Sparks, Nevada and tested for gold (method: fire assay) and a suite of four other metals (Ag, Cu, Pb and Zn; method: acid digest).

Sample Description	Au ppm	Ag ppm	Cu ppm	Pb ppm	Zn ppm

MO-1	0.007	2.0	242	11	114
MO-2	<0.005	1.3	140	16	114
MO-3	0.124	15.8	72	609	4
MO-4	<0.005	<0.2	12	<2	17
MO-5	0.014	9.9	231	57	36
MO-6	<0.005	<0.2	40	4	75
MO-7	0.007	0.2	38	21	18
MO-8	0.019	0.6	124	31	21
MO-9	0.061	4,200	5,440	17,200	4,200
MO-10	<0.005	14.1	80	124	177

The assay results showed trace amounts of gold occurred in six of the ten locations sampled. The highest value of 0.124 ppm gold came from MO-3, which also showed a slight kick in lead of 609 ppm. This relationship between gold and lead is reported in other parts of the Silver Peak Range.

Plan for Montana de Oro Claims

Phase 1 reconnaissance sampling program results are encouraging and suggest that high grade silver mineralization could occur at depth. The “Paymaster Zone” of the Palmetto mining district is noted for high grade silver veins. Coupled with strong silver and base metal mineralization, trace gold counterparts, the multiple vein sets carrying significant values, it has been recommended that a Phase 2 program be conducted and consider the following:

1.	Additional prospects are observed around the boundaries of the Montana do Oro lode claim block. These prospects should be sampled, assayed and acquired through additional claim staking if positive results are returned.

2.	Vicinity and local detailed geological mapping should be conducted with particular attention paid to the alteration suites.

3.	Conduct a detailed rock sampling program with between 100-200 samples to better define the alteration suites, their spatial distribution and level of surface mineralization.

4.	Map and sample underground workings paying specific attention of down dip attitudes of the mineralization for future drill targets.

5.	Begin the permitting process for subsurface mineral sampling through exploration test pits and/or dozer cuts. Planning should also address the possibility of using the disturbance in the anticipation of a future diamond drill program.

6.	Research land status of nearby claims for possible acquisition.

Industry Overview

The gold mining and exploration industry has experienced several factors recently that are favorable to us as described below. The spot market price of an ounce of gold has increased from a low of $253 in February 2001 to a high of $1,420 in April of 2011. This current price level has made it economically more feasible to produce gold as well as made gold a more attractive investment for many.

By industry standards, there are generally four types of mining companies. We are considered an “exploration stage” company. Typically, an exploration stage mining company is focused on exploration to identify new, commercially viable gold and silver deposits. “Junior mining companies” typically have proven and probable reserves of less then one million ounces of gold, generally produces less than 100,000 ounces of gold annually and / or are in the process of trying to raise enough capital to fund the remainder of the steps required to move from a staked claim to production. “Mid-tier” and large mining (“senior”) companies may have several projects in production plus several million ounces of gold in reserve.

Generally gold reserves have been declining for a number of years for the following reasons:

•	The extended period of low gold prices from 1996 to 2001 made it economically unfeasible to explore for new deposits for most mining companies.

•	The demand for and production of gold products have exceeded the amount of new reserves added over the last several consecutive years.

Reversing the decline in lower gold reserves is a long term process. Due to the extended time frame it takes to explore, develop and bring new production on line, the large mining companies are facing an extended period of lower gold reserves. Accordingly, junior companies that are able to increase their gold reserves more quickly should directly benefit with an increased valuation.

Additional factors causing higher gold prices over the past two years have come from a weakened United States dollar. Reasons for the lower dollar compared to other currencies include the historically low US interest rates, the increasing US budget and trade deficits and the general worldwide political instability caused by the war on terrorism and the economic downturn.

Competition

Of the four types of mining companies, we believe junior companies represent the largest group of gold companies in the public stock market. All four types of mining companies may have projects located in any of the gold producing continents of the world and many have projects located near our Montana de Oro Claims in Nevada. Most of our competitors have greater exploration, production, and capital resources than we do, and are able to compete more effectively in any of these areas. Our inability to secure capital to fund exploration and possible future production capacity, would establish a competitive cost disadvantage in the marketplace, which would have a material adverse effect on our operations and potential profitability.

Employees

As of March 31, 2012, we have two part time employees. Our Chief Executive Officer and our Chief Operation Officer provide service to us on an as-needed basis.

Item 1A. Risk Factors

Our business and operations are subject to a number of risks and uncertainties as described below. However, the risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we may currently deem immaterial, may become important factors that harm our business, financial condition or results of operations. If any of the following risks actually occur, our business, financial condition or results of operations could suffer.

Risks Related to Our Business

We will need additional financing to expand our business plan.

We will require additional financing to initiate and sustain our business operations. We do not currently have any arrangements for additional financing and we can provide no assurance to investors that we will be able to find additional financing as required. Obtaining additional financing would be subject to a number of factors, including market prices for minerals, investor acceptance of our properties, and the general economic climate. These factors may make the timing, amount, terms or conditions of additional financing unfavorable to us. The most likely source of future funds would most likely be through the sale of additional equity capital and loans. Any sale of additional shares will result in dilution to existing stockholders, while incurring additional debt may result in encumbrances on our property and future cash flows. The inability of Cascade to gain access to capital markets or obtain acceptable financing will have a material adverse effect upon the results of our operations and our financial condition.

We estimate that we will require, over the next 12 months, approximately $150,000 to implement our exploratory plans. Such monies would be used as follows:

Phase 2 mineral exploration of Montana de Oro claims	$35,000
Phase 1 mineral exploration of May claims	$8,000
Employee salaries-current and new hires	$37,000
G & A expenses	$25,000
Legal and Accounting	$25,000
Costs of operating as a public company	$20,000
Total	$150,000

We have no proven reserves.

No proven reserves have been discovered at any of the exploration properties where we have mineral rights. Although we have geological reports and assay reports that indicate possible mineralized material on our Montana de Oro 1-6 lode claims in Esmeraldo County, Nevada, the probability of any of the exploration properties ever having reserves that are commercially viable has not been verified. Only after further exploration can a determination be made as to the economic feasibility of a mining venture. The failure to locate proved reserves at the exploration properties we own would render those properties valueless. If those mineral rights are found to be valueless, or if we run out of funds prior to discovering proved reserves at these locations, then we may have to cease operations, which would impair the value of our common stock to the point investors may lose their entire investment.

Because there is no assurance when we will generate revenues, we may deplete our cash reserves and not have sufficient outside sources of capital to complete our exploration or mining programs.

We have not earned any revenues as of the date of this annual report and have never been profitable. To date, we have been involved primarily in financing activities and limited exploration activities. We do not have an interest in any revenue generating properties. Prior to our being able to generate revenues, we will incur operating and exploration expenditures without realizing any revenues. We therefore expect to incur significant losses into the foreseeable future. Our net loss for the fiscal year ended March 31, 2012 was $72,218.

The auditor’s report states there is substantial doubt about the ability of Cascade to continue its operations as a going concern.

In their audit report dated June 7, 2012, our auditors have expressed an opinion that substantial doubt exists as to whether we can continue as an ongoing business. We are currently operating with working capital deficit of approximately $71,186 and have not yet generated any operating revenues. Our cash reserves will be used to primarily fund ongoing plans at our two mineral leases. However, our inability to generate revenues could eventually inhibit our ability to continue in business or achieve our business objectives. Therefore any purchaser of our shares may be investing in a company that will not have the funds necessary to develop its business strategies. In addition, because of this “going concern” opinion it may be more difficult to attract investors.

Because of the speculative nature of exploration of natural resource properties, there is substantial risk that we will not find commercially viable gold or silver ore deposits which would reduce our realization of revenues.

There is little chance that any of the claims we explore or acquire will contain commercially exploitable reserves of gold or silver minerals. Exploration for natural resources is a speculative venture involving substantial risk. Hazards such as unusual or unexpected geological formations and other conditions often result in unsuccessful exploration efforts. Success in exploration is dependent upon a number of factors including, but not limited to, quality of management, quality and availability of geological expertise and availability of exploration capital. Due to these and other factors, no assurance can be given that our exploration programs will result in the discovery of new mineral reserves or resources.

Although we have commenced business operations, we face a high risk of business failure.

We were incorporated on January 19, 2010 and to date have been involved primarily in organizational activities, the acquisition of the May claims and the Montana de Oro Claims and carrying out the first phase of the recommended exploration program on one of those claims. We have not earned any revenues as of the date of this annual report. Potential investors should be aware of the difficulties normally encountered by new mineral exploration companies and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the mineral property that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to exploration, and additional costs and expenses that may exceed current estimates.

Prior to completion of our exploration stage, we anticipate that we will incur increased operating expenses without realizing any revenues. We therefore expect to incur significant losses into the foreseeable future. We recognize that if we are unable to generate significant revenues from development of the claims at our two locations, we will not be able to earn profits or continue operations. There is no history upon which to base any assumption as to the likelihood that we will prove successful, and it is doubtful that we will generate any operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks, our business will most likely fail.

If we are unable to hire and retain key personnel, we may not be able to implement our business plan.

We are substantially dependent upon the continued services of Bill Delahunte, our President, CEO and director. Similarly we are relying on the work and expertise of Todd Gano our COO and director, who expects to devote 10% of his work week to our business. While Mr. Delahunte expects to spend 30% of his time assisting our company and our business, there can be no assurance that his services will remain available to us. If Mr. Delahunte’s and Mr. Gano’s services are not available to us, we will be materially and adversely affected. While Mr. Delahunte considers his investment of time and money in our company of significant personal value, there is no assurance that he will continue to provide his services to us. Our success is also largely dependent on our ability to hire highly qualified personnel. This is particularly true in the highly technical business such as mineral exploration. Similarly our Chief Operating Officer and director Todd Gano has extensive experience in the mining industry and we need his help to carry through with our plan. These individuals are in high demand and we may not be able to retain the personnel we need.

In addition, we may not be able to afford the high salaries and fees demanded by qualified personnel, or may lose such employees after they are hired. Failure to hire key personnel when needed, or on acceptable terms, to carry out our exploration and mining programs would have a significant negative effect on our business.

Our executive officers and directors control our business and may make decisions that are not in the best interests of minority stockholders.

One of our directors owns approximately 61% of the outstanding shares of our common stock. Accordingly, he will have a significant influence in determining the outcome of all corporate transactions or other matters submitted to the stockholders for approval, including election of directors, amendment of charter documents, mergers, consolidations, and the sale of all or substantially all of our assets. The interests of our executive officer and director may differ from the interests of the other stockholders and thus result in corporate decisions that are disadvantageous to other stockholders.

The probability of our mining prospects not showing commercially viable amounts of gold or silver ore deposits is great.

The probability of our exploration program identifying individual prospects having commercially significant reserves cannot be predicted. It is likely that the properties explored will not contain any commercially significant reserves. As such, substantial funds may be spent on exploration which may identify no claims having commercial development potential.

Mining operations are subject to extensive federal and state regulation, which increases the costs of compliance and possible liability for non-compliance.

Mining is subject to extensive regulation by state and federal regulatory authorities. State and federal statutes regulate environmental quality, safety, exploration procedures, reclamation, employees’ health and safety, use of explosives, air quality standards, pollution of stream and fresh water sources, noxious odors, noise, dust, and other environmental protection controls as well as the rights of adjoining property owners. We believe that we are currently operating in compliance with all known safety and environmental standards and regulations applicable to our Nevada properties. However, there can be no assurance that our compliance could be challenged or that future changes in federal or Nevada laws, regulations or interpretations thereof will not have a material adverse affect on our ability to resume and sustain exploration operations.

Compliance with corporate governance and public disclosure regulations may result in additional expenses.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes -Oxley Act of 2000, and new regulations issued by the Securities and Exchange Commission, are creating uncertainty for companies, which could result in compliance deficiencies. In order to comply with these regulations, we may need to invest substantial resources to comply with evolving standards, and this investment would result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities.

Our officers and directors have limited liability and have indemnification rights

Our Certificate of Incorporation and by-laws provide that we will indemnify our officers and directors against losses sustained or liabilities incurred which arise from any transaction in that officer’s or director’s respective managerial capacity unless that officer or director violates a duty of loyalty, did not act in good faith, engaged in intentional misconduct or knowingly violated the law, approved an improper dividend, or derived an improper benefit from the transaction.

Risks Related to Our Stock

We will need to raise funds through debt or equity financings in the future, which would dilute the ownership of our existing stockholders and possibly subordinate certain of their rights to the rights of new investors or creditors.

We may choose to raise additional funds in debt or equity financings if they are available to us on terms we believe reasonable to increase our working capital, strengthen our financial position or to make acquisitions. Any sales of additional equity or convertible debt securities would result in dilution of the equity interests of our existing stockholders, which could be substantial. Additionally, if we issue shares of preferred stock or convertible debt to raise funds, the holders of those securities might be entitled to various preferential rights over the holders of our Common Stock, including repayment of their investment, and possibly additional amounts, before any payments could be made to holders of our Common Stock in connection with an acquisition of our company. Such additional debt, if authorized, would create rights and preferences that would be senior to, or otherwise adversely affect, the rights and the value of our Common Stock. Also, new investors may require that we and certain of our stockholders enter into voting arrangements that give them additional voting control or representation on our board of directors.

We may engage in future acquisitions that dilute our stockholders and cause us to incur debt or assume contingent liabilities.

As part of our strategy, we expect to review opportunities to acquire or participate in the exploration of other mining properties that would complement our current exploration or mining program, or that may otherwise offer growth opportunities. In the event of any future acquisitions, we could:

•	issue stock that would dilute current stockholders' percentage ownership;

•	incur debt; or
•	assume liabilities.

If a market for our Common Stock does not develop, shareholders may be unable to sell their shares and will incur losses as a result.

There is currently no market for our common stock and no certainty that a market will develop. We intend to have our securities quoted on the Over the counter Bulletin Board (OTCBB). For this to happen, we must contact an authorized OTCBB market maker for sponsorship of our securities on the OTCBB. Only authorized OTCBB market makers can apply to quote securities on the OTCBB. There is no guarantee, however, that our stock will become quoted on the OTCBB. If our common stock becomes quoted on the OTCBB and a market for the stock develops, the actual price of stock will be determined by prevailing market prices at the time of sale or by private transactions negotiated by the Selling Stockholders. If no market is ever developed for our shares, it will be difficult for shareholders to sell their stock. In such a case, shareholders may find that they are unable to achieve benefits from their investment.

Once publicly trading, the application of the “penny stock” rules could adversely affect the market price of our Common Stocks and increase shareholder transaction costs to sell those shares. The Securities and Exchange Commission (“SEC”) has adopted Rule 3a51-1 which establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, Rule 15g-9 require:

•	that a broker or dealer approve a person’s account for transactions in penny stocks; and
•	the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must:

•	obtain financial information and investment experience objectives of the person; and
•	make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, in highlight form:

•	sets forth the basis on which the broker or dealer made the suitability determination; and
•	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.
•	Generally, brokers may be less willing to execute transactions in securities subject to the “ penny stock ” rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

We do not own or lease any property. We currently maintain our corporate office at 2351 N. Bannavitch, Pahrump, NV, 89060, which is a dedicated room located in the home of Mr. Delahunte, our President. Mr. Delahunte provides us with this space at no cost to us. We believe that the current office space is adequate for our current operations and we do not anticipate that we will require any additional office space in the foreseeable future.

Montana de Oro Claims

Description, Location and Access

The Montana de Oro Claims are located on the Bureau of Land Management lands, Esmeralda County, Nevada, at White Wolf Canyon. Access to the mining claims includes 6.2 miles on dirt roads that are in fair condition. A 4-wheeled drive vehicle is recommended.

Physiography

The elevation of the Montana de Oro 1-6 Claims range from 6,000 feet to 6,500 feet. The claims occupy a series of moderately steep slopes that are separated by a number of washes. The claimed land includes ridge crests, slopes and washes. Vegetation consists of arid, high-elevation plants predominantly sagebrush and various cacti. Historic workings are dotted throughout the claim block and consist of numerous mining pits, scrapes, shafts, and tunnels. Some digs have been excavated more than 30 feet deep and some of the tunnels extend into the rock to more than 70 feet. Several two-track dirt roads help to gain access around the claims.

Title to the Montana de Oro Claims

The Montana de Oro Claims consist of six located mineral claims in one contiguous, 3 x2 group comprising 120 acres. A “mineral claim” refers to in this case a 20 acre section of land over which a title holder owns rights to explore the ground and subsurface, and extract minerals. Each of the claims set forth below is without known reserves and the proposed program is exploratory in nature.

Claims details are as follows:

Claim Name	Area	Expiry Date
Montana de Oro #1	White Wolf Canyon	September 1, 2012*
Montana de Oro #2	“	September 1, 2012*
Montana de Oro #3	“	September 1, 2012*
Montana de Oro #4	“	September 1, 2012*
Montana de Oro #5	“	September 1, 2012*
Montana de Oro #6	“	September 1, 2012*

* In order to maintain a mining claim in Nevada in good standing, the claim holder must, on or before September 1 in each year, perform annual work having a minimum of $100 per claim, or pay to the U.S. Bureau of Land Management an annual maintenance fee of $140 per claim. The annual maintenance fees for the Montana de Oro Claims are paid through August 31, 2012.

Geological Report

We have obtained a first phase geological report dated February 23, 2011 on the Montana de Oro Claims that was prepared by Advanced Geologic Exploration, Inc. The geological report summarizes details concerning the Montana de Oro Claims and makes a recommendation for further exploration work.

Glossary

In this section, the following geological terms have the indicated meaning:

Argentite – a valuable silver ore consisting of silver sulfide.

Azurite – a blue mineral consisting of copper hydroxyl carbonate.

Barite – a yellow, white or colorless crystalline mineral of barium sulfate.

Breccia - a clastic sedimentary rock that is composed of large (over two millimeter diameter) angular fragments.

Calcite – a white or colorless mineral consisting of calcium carbonate.

Cerussite – a mineral consisting of lead carbonate that is an important source of lead.

Chalcocite – a dark grey mineral that is an important ore of copper.

Druzy quartz – a thin layer of quartz crystals covering the surface of a host stone.

Formation - the fundamental unit of similar rock assemblages used in stratigraphy.

Galena – a bluish, grey or black mineral of metallic appearance, consisting of lead sulfide.

Hornfel – a nonfoliated metamorphic rock that is typically formed by contact metamorphism around igneous intrusions .

Igneous – having solidified from lava or magma.

Malachite – a bright green mineral consist of copper hydroxyl carbonate.

Monzonite - An igneous rock composed chiefly of plagioclase and orthoclase, with small amounts of other minerals.

Outcrop - An exposure of bedrock ..

Pluton – A body of intrusive igneous rock.

Siderite – a yellowish to brownish, semi-hard mineral that is a valuable ore of iron.

Siliceous – of, containing, or like silica; growing in soil that has a large proportion of silica in it.

Smithsonite – a yellow, grey or green mineral consisting of zinc carbonate typically occurring as crusts or rounded masses.

Tertiary - from 63 million to 2 million years ago.

Thrust fault - a geological fault in which the upper side appears to have been pushed upward by compression.

Geological Setting and Mineralization

Geological mapping was not conducted for the Phase 1 project; however, research and observations noted basic geological relationships. Rocks in the White Wolf Canyon area consist of a package of Lower Cambrian sedimentary rocks of the Poleta Formation that have been intruded by plutonic rocks. The Poleta Formation consists of interstratified quartzite, limey sandstone, sandy limestone and limestone, with occasional interbeds of siltstone. These rock types generally make good host rocks for mineralization. Bedding generally strikes northwest and parallel to range front ridgeline, and dips steeply to the southwest. Folding is both local and regional. Although no large-scale faults were seen on the Montana do Oro Claims, a short distance away to the east is a large reverse fault that brings sedimentary rocks adjacent to the deep-seated plutonic rocks. The thickness of the sedimentary package at White Wolf Canyon is not well understood at this time but is believed to be on the order of several hundred feet or more.

Rocks of the White Wolf Canyon area have been intruded by the quartz monzonite Palmetto pluton. It is not exposed on the Montana do Oro Claims but as discussed above, outcrops occur a short distance away to the north and west. The intrusion was the driving source for the alterations and mineralizations seen throughout the property and, therefore, probably occurs at some depth below the sedimentary rocks.

Numerous small prospects, digs and shafts explore alterations around White Wolf Canyon. The Montana do Oro Claims were originally laid out to maximize the coverage of these prospects on the eastern side of the wash. Several other prospects occur nearby and were not visited. Many of the historic workings are shallow or were excavated to a few tens of feet below the surface. A bulldozer was used to explore some of the alterations at various locations around the claim block, probably vintage 1980s.

Multiple alteration sites were observed during the reconnaissance sampling procedures and are summarized as follows with the respective sample numbers:

(1)	a strong iron oxide veining that is accompanied by minor quartz veining (MO-1, 2, 4, 5, 7, and 8);

(2)	moderate oxide veining with breciated milky white quartz (MO-3);

(3)	strong iron oxide veining and multiple-phased quartz veining with visible precious and base metal mineralization (MO-9);

(4)	massive milky white quartz veining with intense brecciation (MO-10); and

(5)	widespread hornfels (MO-6).

The quartz associated with the oxide veining is usually milky white and often shows several phases of brecciation and remineralization. Sometimes the iron oxides are impregnated with thin druzy quartz veinlets and remnant iron sulfides can be seen trapped within the siliceous matrix. Calcite, barite and siderite are among the gangue minerals. High grade mineralization is often associated with black “chicken-pox” cubes within the oxide alteration halos.

Located in the southern portion of the Montana de Oro 6 Claims is a vein with strong iron oxides containing multiple-phased quartz veining and visible precious and base metal mineralization. Early prospectors explored it with a coyote hole and shaft to unknown horizontal and vertical depths. They exposed a vein that strikes east-west and dips steeply to the southwest. The length of the vein was not determined. Several phases of brecciation and remineralization were observed, giving the rocks a sugary texture with blue, green and gray-black appearance from the silver, copper, lead and zinc minerals. Observed ore minerals were argentite, cerussite, malachite, azurite, galena, smithsonite and chalcosite. The cerussite showed evidence of being leached where exposed.

With the exception of the massive hornfels alteration suite, all of the alterations were associated with veins. Multiple vein-sets were observed, some of which coalesce along strike. Where veins crossed sedimentary boundaries, sometimes “mushrooming” of the alteration halo was observed, such as at sample location MO-2.

Exploration History

The Montana do Oro Claims are located between the Silver Peak and Palmetto mining districts in the smaller and little known Good Hope or White Wolf mining district. Well-documented surface leaching of silver in the Silver Peak and Palmetto mining districts confused early prospectors and it was only after subsurface exploration was conducted that the rich silver veins were discovered.

Discovered in 1863, Silver Peak is one of the oldest mining districts in Nevada and has produced substantial amounts of silver, gold, and other minerals. The original Silver Peak District is divided into two sub-districts based on differences in economic geology: Red Mountain and Mineral Ridge. In the Red Mountain sub-district, silver was produced from mid-Pliocene veins in Tertiary volcanic rocks (Nivloc, Mohawk, and Sixteen-to-One mines). The Nivloc (discovered in 1907) ran a large-scale operation from 1937 to 1943 at a grade of 11 ounces-per-ton silver and 0.05 ounces-per-ton gold. The Mohawk (1920) produced during the 1950’s at an average grade of 22.5 ounces-per-ton silver. The Sixteen-to-One produced one million tons grading 8.0 ounces-per-ton silver and variable gold from 1982 to approximately 1985. A small operation has been running in the last few years by an unknown operator. The Mineral Ridge sub-district produced 629,000 ounces gold from quartz veins, masses, and disseminations through the 1930’s, mostly from the Mary and Drinkwater deposits.

The Good Hope Mining District is a northern extension of the Palmetto mining district. The mineral deposits largely contain of silver, gold and lead and minor amounts of copper, zinc and tungsten. Most of the deposits are located in a 4-mile wide belt of vein-like structures near the Palmetto pluton known as the “Paymaster Zone”. The Montana do Oro Claims are located at the northern end of this zone. The two prominent mines of the Palmetto mining district are the Palmetto and McNamara mines and although production records for the district are poor, the Palmetto Mine is said to have produced more than $6.5 million of silver. Palmetto Mine was owned by Golden Odyssey between 2006 and 2007, whereupon they conducted an exploratory drill program and produced a summary report that recommended advancement of the project. The DSCL, LLC company currently owns the Palmetto Mine and its mining status is unknown.

There was no major ore production from the Good Hope mining district. Two small producing mines were the Good Hope and the Lookout. Both have moderate-sized ore dumps and waste piles, suggesting substantial depths to the underground workings. There are dozens of small prospects and digs throughout the district, some of which have been explored with a backhoe and/or bulldozer.

Compliance with Government Regulation

We will be required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to the exploration of minerals in the United States generally, and in Nevada specifically.

We will have to sustain the cost of reclamation and environmental mediation for all exploration and development work undertaken. The amount of these costs is not known at this time as we do not know the extent of the exploration program that will be undertaken beyond completion of the currently planned work programs. Because there is presently no information on the size, tenor, or quality of any resource or reserve at this time, it is impossible to assess the impact of any capital expenditures on earnings or our competitive position in the event a potentially economic deposit is discovered.

If we enter into production, the cost of complying with permit and regulatory environment laws will be greater than in the exploration phases because the impact on the project area is greater. Permits and regulations will control all aspects of any production program if the project continues to that stage because of the potential impact on the environment. Examples of regulatory requirements include:

-	Water discharge will have to meet water standards;

-	Dust generation will have to be minimal or otherwise re-mediated;

-	Dumping of material on the surface will have to be re-contoured and re-vegetated;

-	An assessment of all material to be left on the surface will need to be environmentally benign;

-	Ground water will have to be monitored for any potential contaminants;

-	The socio-economic impact of the project will have to be evaluated and if deemed negative, will have to be re-mediated; and

-	There will have to be an impact report of the work on the local fauna and flora.

Because there will not be any appreciable disturbance to the land during the phase one and phase two exploration programs on the Montana de Oro property, we will not have to seek any government approvals prior to conducting exploration.

May Claims

Description, Location and Access

The May Claims are located on the Bureau of Land Management lands, Esmeralda County, Nevada, near Tokop Nevada. Access to the mining claims includes a 2.5 mile drive straight west of Tokop on dirt roads that are in fair condition.

Physiography

The elevation of the May claims range from 6,600 feet to 6,800 feet.

Title to the May Claims

The May Claims consist of 4 located mineral claims in one contiguous, 2 x 2 group comprising 80 acres.

Claims details are as follows:

Claim Name	Area	Expiry Date
May #1	Tokop	September 1, 2012*
May #2	“	September 1, 2012*
May #3	“	September 1, 2012*
May #4	“	September 1, 2012*

No work program has been carried out on this property to date. Currently, we have no plans to conduct exploration on this property, other than engaging our geologist to prepare a Phase 1 Reconnaissance Sampling Report which will cost approximately $8,000.

Item 3. Legal Proceedings.

We are not currently a party to any legal proceedings. Our address for service of process in Nevada is 2351 N. Bannavitch, Pahrump, NV, 89060.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

Although our Common Stock is listed on the OTCBB under the trading symbol “CAAC” there is currently no public trading in our Common Stock.

Holders of Our Common Stock

As of June 7, 2012, there were 31 holders of record of our Common Stock.

Dividend Policy

We have never declared or paid any cash dividends on our Common Stock. We currently anticipate that we will retain all future earnings for the expansion and operation of our business and do not anticipate paying cash dividends in the foreseeable future.

Securities Authorized For Issuance under Equity Compensation Plans

We do not have any compensation plans under which equity securities are authorized for issuance.

Shares Issuable Upon Conversion of Convertible Debentures

We do not have any issued or outstanding convertible debentures or any other securities that are convertible into our Common Stock.

Item 6. Selected Financial Data.

The following table provides summary financial statement data as of the fiscal years ended March 31, 2012 and 2011. The financial statement data as of the fiscal year ended March 31, 2012 and 2011, has been derived from our audited financial statements. The results of operations for past accounting periods are not necessarily indicative of the results to be expected for any future accounting period. The data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” our financial statements and the related notes included in this Form 10-K Annual Report, and the statements and related notes included in this Form 10-K Annual Report.

BALANCE SHEET	Year Ended March 31, 2012	Year Ended March 31, 2011
Total Assets	$3,298	$10,467
Total Liabilities	$74,484	$11,610
Shareholder’s Deficit	$(71,186)	$(1,143)

OPERATING DATA	Year Ended March 31, 2012	Year Ended March 31, 2011
Revenue	$0	$0
Net Loss	$(72,218)	$(25,443)
Net Loss Per Share	$(0.00)	$(0.00)

Item 7. Management's Discussion and Analysis of Financial Conditions and Results of Operation.

Caution About Forward-Looking Statements

This annual report includes “forward-looking” statements about future financial results, future business changes and other events that haven’t yet occurred. For example, statements like we “expect,” “anticipate” or “believe” are forward-looking statements. Investors should be aware that actual results may differ materially from our expressed expectations because of risks and uncertainties about the future. We do not undertake to update the information in this Form 10-K Annual Report if any forward looking statement later turns out to be inaccurate. Details about risks affecting various aspects of our business are discussed throughout this Form 10-K Annual Report and should be considered carefully.

Plan of Operation for the Next Twelve Months

Certain key factors that have affected our financial and operating results in the past will affect our future financial and operating results. These include, but are not limited to additional funding or the utilization of other venture partners that will be required to fund exploration, research, development and operating expenses on the Montana de Oro Claims when and if such activity is commenced on these claims. In the past we have been dependent on funding from the private placement of our securities as well as loans from related and third parties as the sole sources of capital to fund operations.

The first phase of our recommended exploration program on the Montana de Oro Claims was carried out by Advanced Geologic Exploration, Inc., at a cost of $8,000. Our plan of operation for the twelve months following the date of this Form 10-K Annual Report is to carry out the second phase of the recommended exploration program. This program may consist of acquiring additional prospects contiguous to the Montana de Oro Claims and sampling, assaying those claims, as well as geological mapping, a detailed rock sampling program and map and sample underground workings for future drill targets. Phase 2 is estimated to cost of between $20,000 to $30,000 which we plan to carry out when financing allows. The exploration program was recommended by Advanced Geologic Exploration, Inc., in its geological report dated February 23, 2011, based on their evaluation of the property, its history and the surrounding geological setting.

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

In addition to exploration costs of approximately $43,000, we will incur salary expenses for Mr. Delahunte of $18,000 for a total of $61,000 for the year. In addition, we anticipate spending an additional $83,000 on administrative fees, new employees, legal and accounting fees, including fees payable in connection with the filing of this Form 10-K Annual Report and complying with future SEC reporting obligations. Total expenditures over the next 12 months are therefore expected to be approximately $150,000.

Critical Accounting Policies

Critical accounting estimates were arrived at and considered on the basis of significant accounting policies applied as follows:

Summary of Significant Accounting Policies

Our financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgment. Actual results may vary from these estimates.

Our financial statements have, in management’s opinion, been properly prepared within the framework of the significant accounting policies summarized below:

Exploration Stage Company

We comply with Accounting Standards Codification (“ASC”) 915 “Development Stage Entities” for our characterization of our company as pre-exploration stage.

Mineral Properties

Mineral property acquisition costs are capitalized in accordance with ASC 930. Mineral property exploration costs are expensed as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property are capitalized. To date, we have not established any reserves on our mineral properties.

Income Taxes

We use the assets and liability method of accounting for income taxes pursuant to ASC 740 “Income Taxes”. Under the assets and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Our policy is to recognize interest and/or penalties related to income tax matters in income tax expense. We had no accrual for interest or penalties on our balance sheet and we have not recognized interest and/or penalties in our statement of operations.

Basic and Diluted Loss Per Share

We report basic loss per share in accordance with the ASC 260, “ Earnings Per Share ”. Basic loss per share is computed using the weighted average number of shares outstanding during the period. Diluted loss per share has not been provided as it would be antidilutive.

Results of Operations

Our current business strategy is to invest in, explore and if warranted, conduct mining operations of our current mining properties and other mineral producing properties. Currently, our principal assets include the Montana de Oro Claims, located in western Esmeralda County, Nevada and the May claims also located in Esmeralda County near Tokop, Nevada.

Our primary sources of operating capital have been debt and equity financings. Due to our continuing losses from business operations, the independent auditor’s report dated June 7, 2012, includes a “going concern” opinion relating to the fact that our continuation is dependent upon obtaining additional working capital either through revenues or through outside financing. As of March 31, 2012, we might not be able to establish or sustain our mineral exploration or mining program.

For the years ended March 31, 2012 and 2011

We are an exploratory company and had no revenues from inception (January 19, 2010) through March 31, 2012.

Operating expenses for the year ended March 31, 2012 were $70,114 as compared to $25,443 for the year ended March 31, 2011. Operating expenses increased by $44,671 due to an increase in legal and accounting costs associated with the costs incurred as meeting our reporting requirements as a public company. In addition, we incurred management fees for officers, which were absent in 2011.

Net loss for the year ended March 31, 2012 was $72,218 compared to $25,443 for the year ended March 31, 2011. Our loss increased by $46,775 primarily due to the increase in operating expenses as stated above.

Net cash used in operating activities for the year ended March 31, 2012 was $64,439 primarily due to the net loss for the period of $72,218.

Net cash provided by financing activities for the year ended March 31, 2012 was $57,270 due to the cash received from related party advances.

As a result of the above activities, we experienced a net decrease in cash of $7,169 for the year ended March 31, 2012. Cash and cash equivalents at March 31, 2012 were $3,298.

Liquidity and Capital Resources

Since our inception, we have financed our cash requirements from cash generated from the sale of common stock and by unsecured loans from our president Mr. Delahunte. Mr. Delahunte has advanced an aggregate of $24,110 through March 31, 2012. The advances are unsecured, non-interest bearing and have no specific terms for repayment. In addition Robert Sawatsky, a consultant and warrant holder of the Company, has advanced an aggregate of $ 44,770 through March 31, 2012. The advances are unsecured, have no specific terms for repayment, and bears interest at a rate of 10% per annum.

Our principal sources of liquidity as of March 31, 2012 consisted of $3,298 in cash. Since inception through to and including March 31, 2012, we raised $21,000 through a private placement of our common stock.

The first phase of exploration on the Montana de Oro Claims was completed by Advanced Geologic Exploration, Inc. on February 23, 2011. Should financing allow we plan to carry out the second phase of exploration in the fall of 2012. The financing for this second phase could come from further equity financing or could come from the further lending of funds from Mr. Delahunte, our President. There are no assurances that we will be able to achieve further sales of our Common Stock or any other form of additional financing. If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to continue our exploration of our mineral claims and our venture will fail.

Off-Balance Sheet Arrangements

As of fiscal 2012 we have no off-balance sheet arrangements.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk.

We believe our exposure to overall foreign currency risk is not material. We do not manage or maintain market risk sensitive instruments for trading or other purposes and we are not exposed to the effects of interest rate fluctuations as we do not carry any long-term debt.

Item 8. Financial Statements and Supplementary Data.

The financial statements and supplementary financial information required to be filed under this item are presented on pages F-1 through F-11 of this Report and are incorporated herein by reference.

CASCADE SPRINGS LTD.

FINANCIAL STATEMENTS

MARCH 31, 2012

CASCADE SPRINGS LTD.
INDEX TO FINANCIAL STATEMENTS

21

LBB & ASSOCIATES LTD., LLP

10260 Westheimer Road, Suite 310

Houston, TX 77042

Phone: (713) 800-4343 Fax: (713) 456-2408

Report of Independent Registered Public Accounting Firm

To the Board of Directors of

Cascade Springs Ltd.

(An Exploration Stage Company)

Pahrump, NV

We have audited the accompanying balance sheets of Cascade Springs Ltd. (the “Company”) as of March 31, 2012 and 2011, and the related statements of operations, stockholders' deficit, and cash flows for the years then ended and for the period from January 19, 2010 (inception) through March 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cascade Springs Ltd. as of March 31, 2012 and 2011, and the results of its operations and its cash flows for the years then ended and for the period from January 19, 2010 (inception) through March 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the financial statements, the Company's absence of significant revenues, recurring losses from operations, and its need for additional financing in order to fund its projected loss in 2013 raise substantial doubt about its ability to continue as a going concern. The 2012 financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ LBB & Associates Ltd., LLP
LBB & Associates Ltd., LLP

Houston, Texas

June 12, 2012

CASCADE SPRINGS LTD.

(An Exploration Stage Company)

BALANCE SHEETS

	March 31, 2012	March 31, 2011

ASSETS
Current assets:
Cash	$3,298	$10,467

Total current assets	3,298	10,467

Total assets	$3,298	$10,467

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable, related party	$5,604	$-

Related party advances	68,880	11,610

Total current liabilities	74,484	11,610

Total liabilities	74,484	11,610

Commitments

STOCKHOLDERS' DEFICIT
Common stock, $0.001 par value, 100,000,000 shares authorized, 67,500,000 shares at March 31, 2012 and March 31, 2011 issued and outstanding	67,500	67,500

Additional paid-in capital	(41,025)	(43,200)

Deficit accumulated during the exploration stage	(97,661)	(25,443)

Total stockholders' deficit	(71,186)	(1,143)

Total liabilities and stockholders' deficit	$3,298	$10,467

The accompanying notes are an integral part of these financial statements.

CASCADE SPRINGS LTD.

(An Exploration Stage Company)

STATEMENTS OF OPERATIONS

For the years ended March 31, 2012 and 2011 and the period from

January 19, 2010 (inception) through March 31, 2012

	Year ended	Year ended	Inception through
	March 31, 2012	March 31, 2011	March 31, 2012

Costs and expenses:

Mineral exploration	$903	$9,679	$10,582

General and administrative	69,211	15,764	84,975

Total expenses	70,114	25,443	95,557

Net loss from operations	(70,114)	(25,443)	(95,557)

Interest expense	(2,104)	-	(2,104)

Net loss	$(72,218)	$(25,443)	$(97,661)

Net loss per share:

Basic and diluted	$(0.00)	$(0.00)

Weighted average shares outstanding:

Basic and diluted	67,500,000	38,804,795

The accompanying notes are an integral part of these financial statements.

CASCADE SPRINGS LTD.

(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS

For the years ended March 31, 2012 and 2011 and the period from

January 19, 2010 (inception) through March 31, 2012

	Year ended	Year ended	Inception through
	March 31, 2012	March 31, 2011	March 31, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(72,218)	$(25,443)	$(97,661)
Adjustment to reconcile net loss to cash used in operating activities:
Impairment expense	-	8,000	8,000
Stock based compensation	2,175	-	2,175
Net change in:
Accounts payable	5,604	-	5,604
CASH FLOWS USED IN OPERATING ACTIVITIES	(64,439)	(17,443)	(81,882)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of mineral property	-	(8,000)	(8,000)
CASH FLOWS USED IN INVESTING ACTIVITIES	-	(8,000)	(8,000)
CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from issuance of common stock	-	24,300	24,300

Proceeds from related party advances, net	57,270	11,610	68,880

CASH FLOWS PROVIDED BY
FINANCING ACTIVITIES	57,270	35,910	93,180

NET CHANGE IN CASH	(7,169)	10,467	3,298

Cash, beginning of period	10,467	-	-

Cash, end of period	$3,298	$10,467	$3,298

SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid on interest expenses	$-	$-	$-

Cash paid for income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

CASCADE SPRINGS LTD.

(An Exploration Stage Company)

STATEMENTS OF STOCKHOLDERS' DEFICIT

Period from January 19, 2010 (Inception) through March 31, 2012

				Deficit
			Additional	accumulated
	Common stock		paid-in	during the
	Shares	Amount	capital	Exploration stage	Total

Issuance of common stock for cash	-	$-	$-	$-	$-

Net loss	-	-	-	-	-

Balance, March 31, 2010	-	-	-	-	-

Issuance of common stock for cash	67,500,000	67,500	(43,200)	-	$24,300

Net loss	-	-	-	(25,443)	(25,443)

Balance, March 31, 2011	67,500,000	67,500	(43,200)	(25,443)	$(1,143)

Stock based compensation	-	-	2,175	-	$2,175

Net loss	-	-	-	(72,218)	(72,218)

Balance, March 31, 2012	67,500,000	$67,500	$(41,025)	$(97,661)	$(71,186)

The accompanying notes are an integral part of these financial statements.

CASCADE SPRINGS LTD.
(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

March 31, 2012

Note 1	Basis of Presentation

The Company was incorporated in the State of Nevada on January 19, 2010. The Company is in the exploration stage and has staked a mineral property located in Nevada and has not yet determined whether this property contains reserves that are economically recoverable. The recoverability of amounts from the property will be dependent upon the discovery of economically recoverable reserves, confirmation of the Company’s interest in the underlying property, the ability of the Company to obtain the necessary financing to complete the development of the property and upon future profitable production or proceeds for the sale thereof.

General

The Company is in the exploration stage, and is in the process of exploring and evaluating its mineral properties and determining whether they contain gold or silver reserves that are economically recoverable. The recoverability of amounts shown for mineral properties is dependent upon the discovery of economically recoverable ore reserves, the ability of the Company to obtain the necessary financing to complete development, confirmation of the Company’s interest in the underlying mineral claims and upon future profitable production or proceeds from the disposition of all or part of its mineral properties.

Note 2	Summary of Significant Accounting Policies

The financial statements have, in management's opinion, been properly prepared within the framework of the significant accounting policies summarized below:

Going Concern

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At March 31, 2012, the Company had not yet achieved profitable operations, has accumulated losses of $97,661 since its inception, has a working capital deficiency of $71,186, and expects to incur further losses in the development of its business, all of which raise substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

Exploration Stage Company

The Company complies with Financial Accounting Standards Board Accounting Standard Codification Statement No. 915 and Securities and Exchange Commission Industry Guide 7 for its characterization of the Company as an exploration stage.

Mineral Properties

Mineral property acquisition costs are capitalized in accordance with ASC 930. Mineral property exploration costs are expensed as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property are capitalized. To date the Company has not established any reserves on its mineral properties.

Environmental Costs

Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments and/or remedial efforts are probable, and the cost can be reasonably estimated. Generally, the timing of these accruals coincides with the earlier of completion of a feasibility study or the Company's commitments to plan of action based on the then known facts.

Income Taxes

The Company uses the assets and liability method of accounting for income taxes. Under the assets and liability method deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

Basic and Diluted Loss Per Share

Basic loss per share is computed using the weighted average number of shares outstanding during the period. Diluted loss per share has not been provided as it would be anti-dilutive.

Foreign Currency Translation

The Company's functional currency is United States ("U.S.") dollars as substantially all of the Company's operations use this denomination. The Company uses the U.S. dollar as its reporting currency.

Transactions undertaken in currencies other than the functional currency of the entity are translated using the exchange rate in effect as of the transaction date. Any exchange gains and losses would be included in Other Income (Expenses) on the Statement of Operations.

Impairment of Long-lived Assets

The Company reviews long-lived assets for indicators of impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If the review indicates that the carrying amount of the asset may not be recoverable, the potential impairment is measured based on a projected discounted cash flow method using a discount rate that is considered to be commensurate with the risk inherent in the Company's current business model. For purposes of recognition and measurement of an impairment loss, a long-lived asset is grouped with other assets at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets. Due to the uncertainty surrounding the exploration and development of the Company's acquired mineral property as well as the uncertainty of the Company's ability to raise the funds needed to explore and develop the property, the Company impaired the acquisition value of the property down to $0 and included the impairment expense of $8,000 with Mineral Exploration on the Statements of Operations during the year ended March 31, 2011.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original purchase maturity of three months or less to be cash equivalents.

Financial Instruments

The carrying value of cash, accounts payable and accrued liabilities and related party advances approximate their fair value because of the short maturity of these instruments. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective accounting standards will have a material effect on the accompanying financial statements.

Note 3	Related Party Transactions

Part of the related party advance is due to a director of the Company for funds advanced. The advance is unsecured, non-interest bearing and has no specific terms for repayment. The other part of the related party advance is due to Mr. Sawatsky, a consultant and warrant holder of the company for funds advanced with a 10% interest rate and has no specific terms for repayment. Beginning April 1, 2011, Mr. Delahunte, the Company’s President, began receiving $1,500 per month, when available, for services rendered.

Note 4	Equity Transactions

On January 20, 2010, the Company’s founder and President was issued 1,650,000 for $3,300. Split adjusted this became 41,250,000 shares.

On January 10, 2011, the Company completed a financing to 30 individuals that raised $21,000, 1,050,000 shares were issued. Split adjusted this became 26,250,000.

On February 5, 2011, the Company approved a 25 for 1 forward stock split. The stock split is presented retroactively throughout the financial statements and footnotes.

Note 5	Income Taxes

The significant components of the Company’s deferred tax assets are as follows:

	March 31, 2012	March 31, 2011

Deferred tax assets
Non-capital loss carryforward	$33,200	$8,700
Less: valuation allowance for deferred tax asset	(33,200)	(8,700)

	$-	$-

The amount taken into income as deferred tax assets must reflect that portion of the income tax loss carryforwards that is more likely-than-not to be realized from future operations. The Company has chosen to provide an allowance of 100% against all available income tax loss carryforwards, regardless of their time of expiry.

No provision for income taxes has been provided in these financial statements due to the net loss. The effective tax rate differs from the 34% statutory rate for the year ended March 31, 2012 due to the change in valuation allowance. The change in valuation allowance for 2012 was approximately $24,500.

At March 31, 2012 the Company has net operating loss carryforwards, which expire commencing in 2029, totalling approximately $97,600, the benefit of which has not been recorded in the financial statements.

Note 6	Commitments

On July 1, 2011, the Company entered into a Consulting Agreement (the “Agreement”) with Robert Sawatsky (the “Consultant”). In accordance with the Agreement, the Registrant granted Consultant warrants to purchase 5,400,000 shares of the Company’s common shares at an exercise price of $0.10 per share. The warrants will be held in an escrow account and will be given to the Consultant quarterly in advance. The Consultant shall be issued warrants to purchase 1,350,000 shares of common stock on July 1, 2011 and each quarter thereafter in the same amount until the Consultant has completed this one-year Agreement. Any warrants remaining after termination shall be cancelled. After 90 days and upon 15 day's prior notice, the Company may terminate the Agreement and pay the Consultant amortized warrants for consulting to that date of termination. If the Consultant deems, for any reason, that the Company is no longer a client that he can continue to represent satisfactorily, he may cancel the Agreement and be paid his warrants on an amortized basis to that date of termination. The Consultant has three years from the date of the Agreement to exercise the warrants and can exercise any portion of the warrants that has been received from the date of receipt. The fair value of the share purchase warrants was $2,900 and will be recognized over the twelve months ending June 30, 2012.

Note 7	Subsequent Events

On June 6, 2012, Robert Sawatsky loaned the Company $8,000. The loan has a 5% interest rate and matures June 7, 2014.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A	Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of the end of the period covered by this report.

In designing and evaluating our disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

No system of controls can prevent errors and fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur. Controls can also be circumvented by individual acts of some people, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with its policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Subject to the limitations above, management believes that the financial statements and other financial information contained in this report, fairly present in all material respects our financial condition, results of operations, and cash flows for the periods presented.

Based on the evaluation of the effectiveness of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were not effective as a result of the weaknesses in the design of our internal control over financial reporting.

Based upon their evaluation of our internal controls over financial reporting, our Chief Executive Officer and Chief Financial Officer have concluded that our internal controls over financial reporting are ineffective. The material weaknesses in our internal controls related to a lack of segregation of duties due to inadequate staffing within our accounting department and upper management, the assignment of authority and responsibility, lack of consistent policies and procedures, inadequate monitoring controls and inadequate disclosure controls.

There were no changes in our internal controls that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

We are committed to improving our financial organization. As part of this commitment, we will create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to our company.

In addition, management believes that preparing and implementing sufficient written policies and checklists will remedy the following material weaknesses (i) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (ii) ineffective controls over period end financial close and reporting processes. Further, management believes that the hiring of additional personnel who have the technical expertise and knowledge will result in proper segregation of duties and provide more checks and balances within the department. Additional personnel will also provide the cross training needed to support our company if personnel turn over issues within the department occur.

We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit our company to provide only management's report in this annual report.

Item 9B.	Other Information

Not applicable

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The following table sets forth information about our directors and officers

Name	Age	Position and office Presently Held	Director Since
William Delahunte	53	Chief Executive Officer, President, Chief Financial Officer, Secretary and Director	January, 2010
Todd Gano	61	Chief Operating Officer, Director	February, 2011

Biographical information:

Set forth below is a brief description of the background and business experience of our sole executive officer and director for the past five years.

William Delahunte has served as our Chief Executive Officer, President, Chief Financial Officer and Secretary/Treasurer and has been a director since our inception in January, 2010. Mr. Delahunte has a long history in the mining industry. From September 1989 to June 1991, he worked for K-D Mining, Victorville, California; from July 1991 to September 1992, he worked for Kinne Limestone Ltd.; from October 1992 to March 1995 Mr. Delahunte worked for Shadow Mountain Gold of Cima, California; and from January 1999 to June 2004, he worked for Orion Partners Ltd, Barstow, California. Mr. Delahunte was primarily involved in the running of a number of pilot plants for his various employers involving gold production and iron ore production. Since 2005 Mr. Delahunte has worked as a consultant mapping mining areas and taking samples for numerous mining companies that want work done in the state of Nevada. He has never been a director or officer of a public company prior to forming the Company. He is also is a senior crane operator for Las Vegas Paving Inc. and has been since 2005.

Todd Gano has served as our Chief Operating Officer and has been a director since March, 2011. Mr. Gano also brings a wealth of mining experience to the company. From 1983 to 1995, Mr. Gano worked for several mining companies in the Silverpeal, Nevada area, including the “16-1” and the “Sandrock” mines. Mr. Gano worked in their mills, was in charge of maintenance, was an equipment operator, well driller, welder and pipefitter. From 1993 through 2010, Mr. Gano was also a part time welder, driller blaster and pipefitter. In addition, between 2002 to 2007, he worked intermittently on the Argernium project in Hawthorne, Nevada building roads and as a pipefitter. For the past 14 years, he has worked part time for the Esmeralda County Road Department as a blde operator. Mr. Gano brings to the Company practical experience in the various stages of exploratory mine development, including the building of access roads and mine drilling and the awareness of costs relating to any required reclaimation. He is familiar with various ore extraction processesand he has a realistic view on how to proceed within a limited budget and get results. His experience, like our president’s includes work in the area of staking, drilling and production as it relates to pilot plant operations.

Involvement in Certain Legal Proceedings

To the best of our knowledge, during the past ten years, none of the following occurred with respect to a director or executive officer of our company: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of any competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; (4) being found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a Federal or State securities or commodities law, and the judgment has not been reversed, suspended or vacated; (5) being subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of any Federal or State securities or commodities law or regulation or any law or regulation respecting financial institutions or insurance companies or prohibiting mail or wire fraud or fraud in connection with any business entity; or (6) being subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization, any registered entity of the Commodity Exchange Act, or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until their successors are elected or appointed in accordance with our bylaws. Our officers are appointed by our board of directors and at the discretion of the board.

Significant Employees

We have no significant employees other than our sole officer and director described above.

Conflicts of Interest

We do not have any written procedures in place to address conflicts of interest that may arise between our business and the future business activities of our officers and directors.

Committees of the Board of Directors

We do not presently have a separately constituted audit committee, compensation committee, nominating committee, executive committee or any other committees of our board of directors. As such, Mr. Delahunte and Mr. Gano, sitting as the board of Directors, act in those capacities.

Audit Committee Financial Expert

We do not have an “audit committee financial expert .” We believe that the cost related to retaining such a financial expert at this time is prohibitive. Further, because we are in the development stage of our business operations, we believe that the services of an audit committee financial expert are not warranted at this time.

Role and Responsibilities of the Board

The Board of Directors consisting of our two directors oversees the conduct and supervises the management of our business and affairs pursuant to the powers vested in it by and in accordance with the requirements of the Revised Statutes of Nevada. The Board of Directors will hold occasional meetings to consider particular issues or conduct specific reviews whenever deemed appropriate.

The Board of Directors considers good corporate governance to be important to the effective operations of the Company. Our directors are elected at the annual meeting of the stockholders and serve until their successors are elected or appointed. Officers are appointed by the Board of Directors and serve at the discretion of the Board of Directors.

There is no family relationships among our directors or executive officers.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended ("Section 16"), requires that reports of beneficial ownership of capital stock and changes in such ownership be filed with the SEC by Section 16 "reporting persons," including directors, certain officers, and holders of more than 10% of the outstanding common shares. We are required to disclose in this Annual Report on Form 10-K each reporting person whom we know to have failed to file any required reports under Section 16 on a timely basis during the fiscal year ended March 31, 2012.

To our knowledge, based solely on a review of copies of Forms 3, 4 and 5 furnished to us and written representations that no other reports were required, during the fiscal year ended March 31, 2012, our officers, directors and 10% shareholders complied with all Section 16(a) filing requirements applicable to them.

Code of Ethics

We have not yet adopted a Code of Ethics.

Item 11.	Executive Compensation.

The table below summarizes all compensation awarded to, earned by, or paid to our officers or directors. sole executive officer, by any person for all services rendered in all capacities to us for the fiscal period from our inception on January 19, 2010 to March 31, 2011 and for the year ended March 31, 2012.

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
William Delahunte, President, CEO, Sec., & CFO	Jan. 19, 2010 (inception) thru March, 31, 2011	0	0	0	0	0	0	0	0

	March 31, 012	14,500	0	0	0	0	0	0	14,500

Option Grants Table.

There were no individual grants of stock options to purchase our common stock made to the executive officers named in the Summary Compensation Table for the period from inception through March 31, 2012.

Aggregated Option Exercises and Fiscal Year-End Option Value Table . There were no stock options exercised since inception through March 31, 2012 by the executive officers named in the Summary Compensation Table.

Long-Term Incentive Plan (“LTIP”) Awards Table .

There were no awards made to a named executive officers in the last completed fiscal year under any LTIP

Compensation of Directors

Directors are permitted to receive fixed fees and other compensation for their services as directors. The Board of Directors has the authority to fix the compensation of directors. No amounts have been paid to, or accrued to, directors in such capacity.

Employment Agreements

The Company has no written employment agreements with its officers or directors, however commencing April 1, 2011, the Board has agreed to pay its President $1,500 per month. This agreement may be terminated at any time by us without any liability to our company for such termination.

Employee Pension, Profit Sharing or Other Retirement Plans

We do not have a defined benefit pension plan or profit sharing or other retirement plan.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

The following tables set forth certain information regarding beneficial ownership of our securities as of March 31, 2012 by (i) each person who is known by us to own beneficially more than five percent (5%) of the outstanding shares of each class of our voting securities, (ii) each of our directors and executive officers, and (iii) all of our directors and executive officers as a group. We believe that each individual or entity named has sole investment and voting power with respect to the securities indicated as beneficially owned by them, subject to community property laws, where applicable, except where otherwise noted:

As of March 31, 2012, 67,500,000 shares of common stock were issued and outstanding

Title of Class	Name and Address of Beneficial Owner (1)	Amount of Shares Beneficial Owned	Percent of class
Common stock	William Delahunte	41,250,000	61.1%
Common Stock	Todd Gano	-0-	-0-
Common stock	All officers and directors as a group (2)	41,250,000	61.1%

(1) The address for each of the beneficial owners identified is 2351 N. Bannavitch, Pahrump, NV 89060

Item 13. Certain Relationships and Related Transactions.

None of the following parties has, since our date of incorporation, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us:

•	Any of our directors or officers;

•	Any person proposed as a nominee for election as a director;

•	Any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to our outstanding shares of common stock;

•	Our promoter, William Delahunte;

•	Any member of the immediate family of any of the foregoing persons, except as follows:

(a)	our President, promoter and director, William Delahunte:

(i)	advanced the sum of $24,110 in related party advances as of March 31, 2012.

(ii)	was issued 41,250,000 common shares (post split) for $3,300 of cash consideration upon formation of the Company in January, 2010.

Item 14. Principle Accountant Fees and Services

Audit and Non-Audit Fees

The following table presents fees for the professional audit services rendered by LBB & Associates Ltd., LLP for the audit of our annual financial statements for the years ended March 31, 2012 and 2011.

Year ended March 31	2012	2011
Audit fees	$11,750	$6,370
Audit-related fees	2,550	1,300
Tax fees	0	0
All other fees	0	0
Total	$14,300	$7,670

The Audit Committee reviews all audit and non-audit related fees at least annually. The Audit Committee pre-approved all audit and non-audit related services in fiscal 2012 and 2011.

PART IV

Item 15. Exhibits, Financial Statements Schedules.

(a)(1)	Financial Statements, Independent Auditors' Reports, Balance Sheets, Statements of Operations, Statements of Stockholders' Deficit, Statements of Cash Flows, and Notes to Consolidated Financial Statements.

(a)(2)	All schedules are omitted because they are not applicable or the required information is shown in the financial statements or the notes thereto included in this Report.

(b)	Reports on Form 8-K

During the last quarter of the fiscal year covered by this Report, we did not file any reports on Form 8K.

(c)	Exhibits

3.1	Articles of Incorporation of the Registrant.*

3.2	Bylaws of the Registrant*

3.2(a)	Revised Bylaws of the Registrant*

10.1	Consulting Agreement between the Registrant and Robert Sawatsky dated July 1, 2011.*

10.2	Warrant Agreement between the Registrant and Robert Sawatsky dated July 1, 2011.*

31.1	Certification of the Chief Executive Officer Pursuant To Rule 13a-14 Or 15d-14 of the Securities Exchange Act Of 1934,as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer Pursuant To Rule 13a-14 Or 15d-14 of the Securities Exchange Act of 1934,as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Previously filed

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CASCADE SPRINGS LTD.

Date: June 12, 2012

By:	/s/ William Delahunte
William Delahunte
CEO, President, Secretary/Treasurer, and Director
(Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ William Delahunte
William Delahunte
CEO, President, Secretary/Treasurer, and Director
(Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)

By:	/s/ Todd Gano
Todd Gano
COO and Director

