Form 10-Q
period 2012-06-30
Cascade Springs Ltd.
filed 2012-08-14
CIK 1518380

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

          |X| Quarterly Report pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2012

        |_| Transition Report pursuant to 13 or 15(d) of the Securities
                              Exchange Act of 1934
             For the transition period _____________to______________

                        Commission File Number 333-174872

                            COLORADO GOLD MINES, INC.
                      ------------------------------------
                          (Exact name of small Business
                           Issuer as specified in its
                                    charter)

                Nevada                                68-0681435
  ---------------------------------         ------------------------------
   (State or other jurisdiction of         (IRS Employer Identification No.)
    incorporation or organization)

            P.O. Box 620490
             Littleton, CO                            80162-0490
----------------------------------------    ------------------------------
    (Address of principal executive
               offices) (Postal or Zip Code)

 Issuer's telephone number, including
              area code:                              (303) 506-1633
                                              ----------------------------

                            Cascade Springs, Ltd.
                          ---------------------------
                             (Former name, former
                           ddress and former fiscal
                          a year, if changed since
                                 last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:
|X| Yes    |_| No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer        |_|         Accelerated filer          |_|
Non-accelerated filer          |_|         Small reporting company    |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
|_|Yes   |X| No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 72,500,000 shares of common stock as of July 31, 2012.

                            COLORADO GOLD MINES, INC.
                          formerly CASCADE SPRINGS LTD.
                          (A Exploration Stage Company)

                                 BALANCE SHEETS

                                     ASSETS


                                            June 30, 2012      March 31, 2012
                                            -------------      --------------
                                            (Unaudited)
Current assets:

Cash                                        $    3,973         $    3,298
                                            -------------      --------------
Total current
assets                                           3,973              3,298
                                            -------------      --------------
Total assets                                $    3,973         $    3,298
                                            =============      ==============

      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable                            $    2,295         $        -

Accounts payable, related party                  6,778              5,604

Related party advances and notes payable        76,880             68,880
                                            -------------      --------------
Total current liabilities
                                                85,953             74,484
                                            -------------      --------------
Total liabilities
                                                85,953             74,484
                                            -------------      --------------
Commitments

            STOCKHOLDERS' DEFICIT

Common stock, $0.001 par value, 100,000,000     67,500             67,500
 shares authorized, 67,500,000
 shares at June 30, 2012 and
 March 31, 2012 issued and
 outstanding

Additional paid-in capital                     (40,300)           (41,025)

Deficit accumulated during the
 exploration stage                            (109,180)           (97,661)
                                            -------------      --------------
Total stockholders' deficit                    (81,980)           (71,186)
                                            -------------      --------------

Total liabilities and stockholders'
 deficit                                    $    3,973         $    3,298
                                            =============      ==============


 The accompanying notes are an integral part of the these financial statements.

                            COLORADO GOLD MINES, INC.
                          formerly CASCADE SPRINGS LTD.
                          (A Exploration Stage Company)
                             STATEMENT OF OPERATIONS
            For the three months ended June 30, 2012 and 2011 and the
                                   period from
               January 19, 2010 (inception) through June 30, 2012
                                   (Unaudited)


                                                      Three months
                                 Three months ended       ended        Inception through
                                   June 30, 2012      June 30, 2011      June 30, 2012
                                 ---------------------------------------------------------

Costs and expenses:

Mineral property costs           $         -         $        -           $     10,582

General and administrative            10,345             17,097                 95,320
                                 ---------------------------------------------------------

Total expenses                        10,345             17,097                105,902
                                 ---------------------------------------------------------

Net loss from operations             (10,345)           (17,097)              (105,902)


Interest expense                      (1,174)                 -                ( 3,278)
                                 ---------------------------------------------------------

Net loss                         $   (11,519)        $  (17,097)          $   (109,180)
                                 ---------------------------------------------------------

Net loss per share:

Basic and diluted                $     (0.00)        $    (0.00)
                                 =====================================

Weighted average shares
outstanding:

Basic and diluted                 67,500,000         67,500,000
                                 =====================================

 The accompanying notes are an integral part of the these financial statements.

                            COLORADO GOLD MINES, INC.
                          formerly CASCADE SPRINGS LTD.
                          (A Exploration Stage Company)
                            STATEMENTS OF CASH FLOWS
            For the three months ended June 30, 2012 and 2011 and the
                                   period from
               January 19, 2010 (inception) through June 30, 2012
                                   (Unaudited)



                                                              Three months    Inception
                                         Three months ended      ended         through
                                            June 30, 2012    June 30, 2011  June 30, 2012
                                         -------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss                                 $       (11,519)   $    (17,097)   $   (109,180)

Adjustment to reconcile net loss to
 cash used in operating activities:

Impairment expense                                     -               -           8,000

Stock based compensation                             725               -           2,900

Net change in:

Accounts payable                                   2,295               -           2,295

Accounts payable, related party                    1,174           4,628           6,778
                                         -------------------------------------------------
CASH FLOWS USED IN OPERATING ACTIVITIES           (7,325)        (12,469)        (89,207)
                                         -------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of mineral property                           -               -          (8,000)
                                         -------------------------------------------------
CASH FLOWS USED IN INVESTING ACTIVITIES                -               -          (8,000)
                                         -------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from issuance of common stock                 -               -          24,300

Proceeds from related party advances
and notes payable net                              8,000          12,500          76,880
                                         -------------------------------------------------
CASH FLOWS PROVIDED BY FINANCING
 ACTIVITIES                                        8,000          12,500         101,180
                                         -------------------------------------------------


NET CHANGE IN CASH                                   675              31           3,973

Cash, beginning of period                          3,298          10,467               -
                                         -------------------------------------------------
Cash, end of period                      $         3,973    $     10,498    $      3,973
                                         =================================================

SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid on interest expenses           $             -    $          -    $          -
                                         =================================================


Cash paid for income taxes               $             -    $          -    $          -
                                         =================================================

   The accompanying notes are an integral part of these financial statements.

                            COLORADO GOLD MINES, INC.
                          formerly CASCADE SPRINGS LTD.
                         (An Exploration Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                                  June 30, 2012
                                   (UNAUDITED)

Note 1  Basis of Presentation
        ---------------------

          The accompanying unaudited interim financial statements of Colorado Gold Mines, Inc. (formerly Cascade Springs, Ltd.) ("CGM" or the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Annual Report filed with the SEC on Form 10-K on June 14, 2012. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements that would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2012, as reported on the Form 10-K of the Company, have been omitted.


        General

          The Company is in the exploration stage, and is in the process of exploring and evaluating its mineral properties and determining whether they contain ore reserves that are economically recoverable. The recoverability of any amounts shown for mineral properties is dependent upon the discovery of economically recoverable ore reserves, the ability of the Company to obtain the necessary financing to complete development, confirmation of the Company's interest in the underlying mineral claims and upon future profitable production or proceeds from the disposition of all or part of its mineral properties.

Note 2  Going Concern
        -------------

          These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At June 30, 2012, the Company had not yet achieved profitable operations, has accumulated losses of $(109,180) and expects to incur further losses in the development of its business, all of which raise substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds through equity financing and/or related party advances, however there is no assurance of additional funding being available.

Note 3  Related Party Transactions
        --------------------------

          Part of the related party loan is due to a former director of the Company for funds advanced. The loan is unsecured, non-interest bearing and has no specific terms for repayment. The other part of the related party loan is due to a consultant and warrant holder of the Company for funds advanced with a 10% interest rate and has no specific terms for repayment.

          Beginning  April  1,  2011  and  ending  upon  his  resignation,   Mr.
          Delahunte, the Company's former President, began receiving $1,500 per month, when available, for services rendered.

          On June 6, 2012, Robert Sawatsky loaned the Company $8,000. The loan has a 5% interest rate and matures June 7, 2014.

          The Company was charged the following by directors of the Company:

                                       Three months       Three months
                                      ended June 30,     ended June 30,
                                           2012               2011
                                     -------------------------------------

            Management fees              $       -        $     3,000
                                      =================================

Note 4  Commitments
        -----------

          On July 1, 2011, the Company entered into a consulting agreement (the "Agreement") with a consultant. In accordance with the Agreement, the Company granted the consultant warrants to purchase 5,400,000 shares of the Company's common stock at an exercise price of $0.10 per share. The warrants were held in escrow and were given to the consultant quarterly. The warrants expire on July 1, 2014. The fair value of the warrants was $2,900 and was recognized over the twelve months ended June 30, 2012.

Note 5  Subsequent Events
        -----------------

          On July 3, 2012 Denver Equity Corporation, a corporation controlled by Kelly Fielder, purchased 41,250,000 shares of the Company's common stock from William Delahunte, then an officer and director of the Company.

          On July 6, 2012 William Delahunte and Todd Grano appointed Kelly Fielder as a director of the Company and then resigned as officers and directors of the Company. Mr. Fielder was then appointed the Chief Executive, Financial and Accounting Officer of the Company. The appointment of Mr. Fielder and resignations of Messrs: Delahunte and Grano resulted in a change of control of the Company.

          On July 9, 2012 the Company's directors, and shareholders holding a majority of the outstanding common stock of the Company, approved amendments to the Company's Articles of Incorporation changing the name of the Company to Colorado Gold Mines, Inc. and authorizing the issuance of 10,000,000 shares of preferred stock. The amendment was filed with the Nevada Secretary of State on July 12, 2012. The change in the Company's name became effective in the over-the-counter market on July 30, 2012.

          On July 27, 2012 the Company, through a wholly-owned subsidiary, acquired a 50% interest in Union Milling Company, LLC ("Union") from Denver Equity Corporation in exchange for 5,000,000 shares of the Company's common stock. Union's assets consist of approximately 21 acres of real property, an ore processing mill and various milling equipment. The mill has been inactive since 1997 and was purchased by Union in 2007.

                           FORWARD LOOKING STATEMENTS

     The information contained in this Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve risks and uncertainties, including among other things, statements regarding our capital needs, business strategy and expectations. Any statement which does not contain a historical fact may be deemed to be a forward-looking statement. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict",
"potential" or "continue", the negative of such terms or other comparable terminology. In evaluating forward looking statements, you should consider various factors outlined in our latest Form 10-K, filed with the U.S. Securities Exchange Commission ("SEC") on June 14, 2012, and, from time to time, in other reports we file with the SEC. These factors may cause our actual results to differ materially from any forward-looking statement. We disclaim any obligation to publicly update these statements, or disclose any difference between our actual results and those reflected in these statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Plan of Operation.

     The Company was incorporated in Nevada in January 2010. The Company has not generated any revenues since its formation. The Company plans to acquire mining properties in Colorado and process ore generated from its own properties and that of unrelated third party mine operators. Prior to July 2012 the Company was inactive.

     On July 9, 2012 the Company's directors, and shareholders holding a majority of the outstanding common stock of the Company, approved an amendment to the Company's Articles of Incorporation changing the name of the Company to Colorado Gold Mines, Inc. The amendment was filed with the Nevada Secretary of State on July 12, 2012. The change in the Company's name became effective in the over-the-counter market on July 30, 2012.

     On July 27, 2012 the Company, through a wholly owned subisidiary, acquired a 50% interest in Union Milling Company, LLC ("Union") from Denver Equity Corporation in exchange for 5,000,000 shares of the Company's common stock. Denver Equity Corporation is controlled by the Company's sole officer and director.

     Union's assets consist of approximately 21 acres of real property, an ore processing mill and various milling equipment. The mill has been inactive since 1997 and was purchased by Union in 2007.

     Union currently holds permits from the Colorado Department of Reclamation, Mining and Safety that allow Union to process up to 70,000 tons of ore annually. In addition, Union is currently the holder of one of the only tailings pond permits in Colorado.

     As of July 31, 2012 the mill was not in operation. Union is currently engaged in renovating the mill and constructing a tailings pond so that Union can begin processing ore.

     After making improvements to the mill, at a cost estimated to be $500,000, Union plans to secure additional permits and ore processing contracts with various gold, silver and other metallurgic mines in Colorado to allow Union to process an unlimited amount of ore. Union plans to complete its improvements in August 2012.

     Union has entered into one agreement to process ore from a gold mine located in Boulder County and currently has executed two letters of intent to process ore from gold mines in Clear Creek and La Plata Counties, Colorado.

     As of June 30, 2012, the Company did not have any sources of capital or any commitments from anyone to provide the Company with capital. There can be no assurance that the Company will be successful in raising any capital required, or that if capital is offered, it will be subject to terms considered acceptable.

     The Company did not have any off balance sheet arrangements as of June 30, 2012.

Item 4.  Controls and Procedures.

     (a) The Company maintains a system of controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended ("1934 Act"), is recorded, processed, summarized and reported within time periods specified in the SEC's rules and forms and to ensure that information required to be disclosed by it in the reports that it files or submits under the 1934 Act is accumulated and communicated to the Company's management, including the Company's Principal Executive and Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As of June 30 2012, the Company's Principal Executive and Financial Officer evaluated the effectiveness of the design and operation of its disclosure controls and procedures. Based on that evaluation, the Company's Principal Executive and Financial Officer concluded that the Company's disclosure controls and procedures were effective.

     (b) There were no changes in the Company's internal control over financial reporting during the quarter ended June 30, 2012 that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                                     PART II

Item 6.  Exhibits.

Exhibits

  31.1  Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

  31.2  Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

  32    Certification pursuant to Section 906 of the Sarbanes-Oxley Act.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     COLORADO GOLD MINES, INC.


August 14, 2012                      By: /s/ Kelly Fielder
                                         -----------------------------------
                                         Kelly Fielder, Chief Executive and
                                         Financial Officer