Form 10-Q/A
period 2012-06-30
Cascade Springs Ltd.
filed 2012-09-19
CIK 1518380

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q/A

Amendment No. 1

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended June 30, 2012

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

         For the transition period _____________to______________

Commission File Number 333-174872

COLORADO GOLD MINES, INC.

(Exact name of small Business Issuer as specified in its charter)

Nevada	68-0681435
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

P.O. Box 620490
Littleton, CO	80162-0490
(Address of principal executive offices)	(Postal or Zip Code)

Issuer’s telephone number, including area code:	(303) 506-1633

Cascade Springs, Ltd.
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

[X] Yes   [  ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X]    No[  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of ‘‘accelerated filer and large accelerated filer’’ in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Small reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

[  ] Yes    [X] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 72,500,000 shares of common stock as of July 31, 2012.

COLORADO GOLD MINES, INC.
formerly CASCADE SPRINGS LTD.

(A Exploration Stage Company)
BALANCE SHEETS

	June 30, 2012	March 31, 2012
	(Unaudited)

ASSETS
Current assets:
Cash	$3,973	$3,298
Total current assets	3,973	3,298
Total assets	$3,973	$3,298

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:

Accounts payable	$2,295	$-
Accounts payable, related party	6,778	5,604
Related party advances and notes payable	76,880	68,880
Total current liabilities	85,953	74,484
Total liabilities	85,953	74,484

Commitments

STOCKHOLDERS’ DEFICIT

Common stock, $0.001 par value, 100,000,000 shares authorized, 67,500,000 shares at June 30, 2012 and March 31, 2012 issued and outstanding	67,500	67,500

Additional paid-in capital	(40,300)	(41,025)

Deficit accumulated during the exploration stage	(109,180)	(97,661)

Total stockholders’ deficit	(81,980)	(71,186)

Total liabilities and stockholders’ deficit	$3,973	$3,298

The accompanying notes are an integral part of the these financial statements.

COLORADO GOLD MINES, INC.

formerly CASCADE SPRINGS LTD.

(A Exploration Stage Company)

STATEMENT OF OPERATIONS

For the three months ended June 30, 2012 and 2011 and the period from

January 19, 2010 (inception) through June 30, 2012

(Unaudited)

	Three months ended	Three months ended	Inception through
	June 30, 2012	June 30, 2011	June 30, 2012

Costs and expenses:

Mineral property costs	$-	$-	$10,582

General and administrative	10,345	17,097	95,320

Total expenses	10,345	17,097	105,902

Net loss from operations	(10,345)	(17,097)	(105,902)

Interest expense	(1,174)	-	(3,278)

Net loss	$(11,519)	$(17,097)	$(109,180)

Net loss per share:

Basic and diluted	$(0.00)	$(0.00)

Weighted average shares outstanding:

Basic and diluted	67,500,000	67,500,000

The accompanying notes are an integral part of the these financial statements.

COLORADO GOLD MINES, INC.

formerly CASCADE SPRINGS LTD.

(A Exploration Stage Company)

STATEMENTS OF CASH FLOWS

For the three months ended June 30, 2012 and 2011 and the period from

January 19, 2010 (inception) through June 30, 2012

(Unaudited)

	Three months ended	Three months ended	Inception through
	June 30, 2012	June 30, 2011	June 30, 2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(11,519)	$(17,097)	$(109,180)
Adjustment to reconcile net loss to cash used in operating activities:
Impairment expense	-	-	8,000
Stock based compensation	725	-	2,900

Net change in:
Accounts payable	2,295	-	2,295
Accounts payable, related party	1,174	4,628	6,778
CASH FLOWS USED IN OPERATING ACTIVITIES	(7,325)	(12,469)	(89,207)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of mineral property	-	-	(8,000)
CASH FLOWS USED IN INVESTING ACTIVITIES	-	-	(8,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	-	-	24,300
Proceeds from related party advances and notes payable net	8,000	12,500	76,880
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	8,000	12,500	101,180

NET CHANGE IN CASH	675	31	3,973
Cash, beginning of period	3,298	10,467	-
Cash, end of period	$3,973	$10,498	$3,973

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid on interest expenses	$-	$-	$-

Cash paid for income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

COLORADO GOLD MINES, INC.

formerly CASCADE SPRINGS LTD.
(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

June 30, 2012

(UNAUDITED)

Note 1	Basis of Presentation

The accompanying unaudited interim financial statements of Colorado Gold Mines, Inc. (formerly Cascade Springs, Ltd.) (“CGM” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Annual Report filed with the SEC on Form 10-K on June 14, 2012. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements that would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2012, as reported on the Form 10-K of the Company, have been omitted.

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

Beginning April 1, 2011 and ending upon his resignation, Mr. Delahunte, the Company’s former President, began receiving $1,500 per month, when available, for services rendered.

On June 6, 2012, Robert Sawatsky loaned the Company $8,000. The loan has a 5% interest rate and matures June 7, 2014.

The Company was charged the following by directors of the Company:

	Three months ended June 30, 2012	Three months ended June 30, 2011

Management fees	$-	$3,000

Note 4	Commitments

On July 1, 2011, the Company entered into a consulting agreement (the “Agreement”) with a consultant.  In accordance with the Agreement, the Company granted the consultant warrants to purchase 5,400,000 shares of the Company’s common stock at an exercise price of $0.10 per share. The warrants were held in escrow and were given to the consultant quarterly.  The warrants expire on July 1, 2014. The fair value of the warrants was $2,900 and was recognized over the twelve months ended June 30, 2012.

Note 5	Subsequent Events

On July 3, 2012 Denver Equity Corporation, a corporation controlled by Kelly Fielder, purchased 41,250,000 shares of the Company’s common stock from William Delahunte, then an officer and director of the Company.

On July 6, 2012 William Delahunte and Todd Grano appointed Kelly Fielder as a director of the Company and then resigned as officers and directors of the Company. Mr. Fielder was then appointed the Chief Executive, Financial and Accounting Officer of the Company. The appointment of Mr. Fielder and resignations of Messrs: Delahunte and Grano resulted in a change of control of the Company.

On July 9, 2012 the Company’s directors, and shareholders holding a majority of the outstanding common stock of the Company, approved amendments to the Company’s Articles of Incorporation changing the name of the Company to Colorado Gold Mines, Inc. and authorizing the issuance of 10,000,000 shares of preferred stock. The amendment was filed with the Nevada Secretary of State on July 12, 2012. The change in the Company’s name became effective in the over-the-counter market on July 30, 2012.

On July 27, 2012 the Company, through a wholly-owned subsidiary, acquired a 50% interest in Union Milling Company, LLC (“Union”) from Denver Equity Corporation in exchange for 5,000,000 shares of the Company’s common stock. Union’s assets consist of approximately 21 acres of real property, an ore processing mill and various milling equipment. The mill has been inactive since 1997 and was purchased by Union in 2007.

FORWARD LOOKING STATEMENTS

The information contained in this Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve risks and uncertainties, including among other things, statements regarding our capital needs, business strategy and expectations. Any statement which does not contain a historical fact may be deemed to be a forward-looking statement. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology. In evaluating forward looking statements, you should consider various factors outlined in our latest Form 10-K, filed with the U.S. Securities Exchange Commission (“SEC”) on June 14, 2012, and, from time to time, in other reports we file with the SEC. These factors may cause our actual results to differ materially from any forward-looking statement. We disclaim any obligation to publicly update these statements, or disclose any difference between our actual results and those reflected in these statements.

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

On July 9, 2012 the Company’s directors, and shareholders holding a majority of the outstanding common stock of the Company, approved an amendment to the Company’s Articles of Incorporation changing the name of the Company to Colorado Gold Mines, Inc. The amendment was filed with the Nevada Secretary of State on July 12, 2012. The change in the Company’s name became effective in the over-the-counter market on July 30, 2012.

On July 27, 2012 the Company, through a wholly owned subsidiary, acquired a 50% interest in Union Milling Company, LLC (“Union”) from Denver Equity Corporation in exchange for 5,000,000 shares of the Company’s common stock. Denver Equity Corporation is controlled by the Company’s sole officer and director.

Union’s assets consist of approximately 21 acres of real property, an ore processing mill and various milling equipment. The mill has been inactive since 1997 and was purchased by Union in 2007.

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

Item 4.   Controls and Procedures.

(a) The Company maintains a system of controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended (“1934 Act”), is recorded, processed, summarized and reported within time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by it in the reports that it files or submits under the 1934 Act is accumulated and communicated to the Company’s management, including the Company’s Principal Executive and Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As of June 30 2012, the Company’s Principal Executive and Financial Officer evaluated the effectiveness of the design and operation of its disclosure controls and procedures. Based on that evaluation, the Company’s Principal Executive and Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

(b) There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2012 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

Item 6.   Exhibits.

Exhibits

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act.

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

 * Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLORADO GOLD MINES, INC.

September 19, 2012	By:	/s/ Kelly Fielder
Kelly Fielder, Principal Executive and Financial Officer

