Form 10-Q
period 2012-09-30
Cascade Springs Ltd.
filed 2012-11-19
CIK 1518380

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2012

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period _____________to______________

Commission File Number 333-174872

COLORADO GOLD MINES, INC.
(Exact name of small Business Issuer as specified in its charter)

Nevada	68-0681435
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

543 Humbolt St. Denver, CO	80203
(Address of principal executive offices)	(Postal or Zip Code)
Issuer’s telephone number, including area code:

P.O. Box 620490 Littleton, CO 80162
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

[X] Yes [  ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website. If any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shoter period that the registrant was required to submit and post such file).
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

[  ] Yes [X] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 72,500,000 shares of common stock as of November 8, 2012.

COLORADO GOLD MINES, INC

formerly CASCADE SPRINGS LTD.

(An Exploration Stage Company)

BALANCE SHEET

	September 30, 2012	March 31, 2012
	(Unaudited)
ASSETS
Current assets:
Cash	$25	$3,298
Total current assets	25	3,298
Total assets	$25	$3,298

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:

Accounts payable	$11,853	$-
Accounts payable, related party	72,000	5,604
Related party advances	33,950	68,880
Notes payable, unrelated party	28,027	-
Total current liabilities	145,830	74,484

Total liabilities	145,830	74,484
STOCKHOLDERS’ DEFICIT

Common stock, $0.001 par value, 100,000,000 shares authorized, 72,500,000 and 67,500,000 shares issued and outstanding at September 30, 2012 and March 31, 2012, respectively	72,500	67,500

Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares outstanding at September 30, 2012 and March 31, 2012	-	-

Additional paid-in capital	103,170	(41,025)

Deficit accumulated during the exploration stage	(321,475)	(97,661)

Total stockholders’ deficit	(145,805)	(71,186)

Total liabilities and stockholders’ deficit	$25	$3,298

The accompanying notes are an integral part of these financial statements.

F-1

COLORADO GOLD MINES, INC

formerly CASCADE SPRINGS LTD.

(An Exploration Stage Company)

STATEMENTS OF OPERATIONS

For the three and six months ended September 30, 2012 and 2011 and the period from

January 19, 2010 (inception) through September 30, 2012

(Unaudited)

	Three months	Three months	Six months	Six months
	ended September 30, 2012	ended September 30, 2011	ended September 30, 2012	ended September 30, 2011	Inception through September 30, 2012
Costs and expenses:

Mineral exploration	$-	$903	$-	$903	$10,582
General and administrative	112,295	15,958	122,640	33,055	199,615
Total expenses	112,295	16,861	122,640	33,958	210,197

Net loss from operations	(112,295)	(16,861)	(122,640)	(33,958)	(210,197)
Impairment expense	100,000	-	100,000	-	108,000
Interest expense	-	34	1,174	234	3,278
Net loss	$(212,295)	$(16,895)	$(223,814)	$(34,192)	$(321,475)

Net loss per share:
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding:
Basic and diluted	69,160,000	67,500,000	67,583,000	67,500,000

The accompanying notes are an integral part of these financial statements.

F-2

COLORADO GOLD MINES, INC

formerly CASCADE SPRINGS LTD.

(An Exploration Stage Company)

STATEMENT OF CASH FLOWS

For the six months ended September 30, 2012 and 2011 and the period from

January 19, 2010 (inception) through September 30, 2012

(Unaudited)

	Six months ended September 30, 2012	Six months ended September 30, 2011	Inception through September 30, 2012

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(223,814)	$(34,192)	$(321,475)

Adjustment to reconcile net loss to cash used in operating activities:
Impairment expense	100,000	-	108,000
Stock based compensation	725	-	2,900

Net change in:
Accounts payable	11,853	-	11,853
Accounts payable, related party	66,396	21,723	72,000

CASH FLOWS USED IN OPERATING ACTIVITIES	(44,840)	(12,469)	(126,722)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of mineral property	-	-	(8,000)

CASH FLOWS USED IN INVESTING ACTIVITIES			(8,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	-	-	24,300
Proceeds from notes payable unrelated party	7,617		76,497
Proceeds from related party advances, net	33,950	12,500	33,950

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	41,567	12,500	134,747

F-3

COLORADO GOLD MINES, INC

formerly CASCADE SPRINGS LTD.

(An Exploration Stage Company)

STATEMENT OF CASH FLOWS (CONTINUED)

For the six months ended September 30, 2012 and 2011 and the period from

January 19, 2010 (inception) through September 30, 2012

(Unaudited)

NET CHANGE IN CASH	(3,273)	31	25

Cash, beginning of period	3,298	10,467	-

Cash, end of period	$25	$10,498	$25

SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid on interest expenses	$-	$-

Cash paid for income taxes	$-	$-

NON CASH TRANSACTIONS:

Capital contributions - forgiveness of related party advance	$48,470	$-	$48,470

The accompanying notes are an integral part of these financial statements.

F-4

COLORADO GOLD MINES, INC.

Formerly CASCADE SPRINGS LTD.
(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

September 30, 2012

(UNAUDITED)

Note 1	Basis of Presentation

The accompanying unaudited interim financial statements of Colorado Gold Mines, Inc. (formerly Cascade Springs, Ltd.) (“CGM” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Annual Report filed with the SEC on Form 10-K on June 14, 2012. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements that would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2012, as reported on the Form 10-K of the Company, have been omitted.

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

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At September 30, 2012, the Company had not yet achieved profitable operations, has accumulated losses of $(226,475) and expects to incur further losses in the development of its business, all of which raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

F-5

Note 3	Related Party Transactions

Part of the related party advance is due to a director of the Company for funds advanced. The advance is unsecured, non-interest bearing and has no specific terms for repayment. Another part of the related party advance is due to Mr. Sawatsky, a former consultant and warrant holder of the company for funds advanced with a 10% interest rate and has no specific terms for repayment. Interest accrual was cancelled July 1, 2012.

Beginning April 1, 2011, Mr. Delahunte, the Company’s former President, began receiving $1,500 per month, when available, for services rendered.

Mr. Delahunte, the Company’s former President and Mr. Sawatsky, the Company’s former consultant previously advanced $48,470 to this company. Mr. Delahunte and Mr. Sawatsky agreed to forgive and cancel that obligation. Accordingly, effective December 30, 2011, this $48,470 obligation of the Company has been extinguished.

On June 6, 2012, Robert Sawatsky loaned the Company $8,000. The loan has a 5% interest rate and matures June 7, 2014. Interest accrual was cancelled July 1, 2012.

The Company was charged the following by directors of the Company:

	Six months ended September 30, 2012	Six months ended September 30, 2011
Management fees	$-	$9,000

Note 4	Commitments

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

Note 5	Equity

On July 3, 2012 Denver Equity Corporation, a corporation controlled by Kelly Fielder, purchased 41,250,000 shares of the Company’s common stock from William Delahunte, then an officer and director of the Company, in order to execute a change in control of the Company

F-6

On July 6, 2012 William Delahunte and Todd Grano appointed Kelly Fielder as a director of the Company and then resigned as officers and directors of the Company. Mr. Fielder was then appointed the Chief Executive, Financial and Accounting Officer of the Company. The appointment of Mr. Fielder and resignations of Messrs. Delahunte and Grano resulted in a change of control of the Company.

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

On September 20, 2012 Denver Equity Corporation lost its 50% interest in Union due to its inability to comply with the terms of its agreement with Union. Consequently, the Company no longer has any interest in Union and its investment in Union has been changed to current period losses as an impairment charge.

F-7

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

Item2.   Management’s Discussion and Analysis of Financial Condition and Plan of Operation.

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

On July 27, 2012 the Company, through a wholly owned subisidiary, acquired a 50% interest in Union Milling Company, LLC (“Union”) from Denver Equity Corporation in exchange for 5,000,000 shares of the Company’s common stock. Denver Equity Corporation is controlled by the Company’s sole officer and director.

On September 20, 2012 Denver Equity Corporation lost its 50% interest in Union due to its inability to comply with the terms of its agreement with Union. Consequently, the Company no longer has any interest in Union and its investment in Union has been expensed.

As of September 30, 2012, the Company did not have any sources of capital or any commitments from anyone to provide the Company with capital. There can be no assurance that the Company will be successful in raising any capital required, or that if capital is offered, it will be subject to terms considered acceptable.

The Company did not have any off balance sheet arrangements as of September 30, 2012.

2

Item 4.   Controls and Procedures.

(a) The Company maintains a system of controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended (“1934 Act”), is recorded, processed, summarized and reported within time periods specified in the SEC's rules and forms and to ensure that information required to be disclosed by it in the reports that it files or submits under the 1934 Act is accumulated and communicated to the Company’s management, including the Company’s Principal Executive and Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As of September 30, 2012, the Company’s Principal Executive and Financial Officer evaluated the effectiveness of the design and operation of its disclosure controls and procedures. Based on that evaluation, the Company’s Principal Executive and Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

(b) There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2012 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

Item 6.   Exhibits.

Exhibits

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act.

3

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLORADO GOLD MINES, INC.

November 19, 2012	By:	/s/ Kelly Fielder
Kelly Fielder, Principal Executive, Financial, and Accounting Officer

4