Form 10-Q
period 2012-12-31
Colorado Gold Mines, Inc.
filed 2013-02-20
CIK 1518380

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

|X| Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended December 31, 2012


|| Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period _____________to______________

                        Commission File Number 333-174872

                            COLORADO GOLD MINES, INC.
                      ------------------------------------
                          (Exact name of small Business
                           Issuer as specified in its
                                    charter)

                Nevada                                68-0681435
  ---------------------------------         ------------------------------
   (State or other jurisdiction of         (IRS Employer Identification No.)
    incorporation or organization)

              3896 Ruskin Street
              Las Vegas, NV 89147                     80162-0490
----------------------------------------    ------------------------------
(Address of principal executive offices)         (Postal or Zip Code)



          Issuer's telephone number, including area code: 702-553-5308

                         -------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:
|X| Yes    || No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website. If any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such file). |X| Yes || No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer    ||                 Accelerated filer         ||
Non-accelerated filer      ||                 Small reporting company   |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
||Yes   |X| No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 67,500,000 shares of common stock as of February 7, 2013.

                            COLORADO GOLD MINES, INC
                          formerly CASCADE SPRINGS LTD.
                         (An Exploration Stage Company)
                                  BALANCE SHEET

                                     ASSETS
                                               December 31, 2012  March 31, 2012
                                               ---------------------------------
                                                           (Unaudited)
Current assets:
Cash                                           $           25      $      3,298
                                               ---------------------------------
Total current assets                           $           25      $      3,298
                                               ---------------------------------
Total assets                                   $           25      $      3,298
                                               =================================

                                 LIABILITIES AND
                                  STOCKHOLDERS'
                                     DEFICIT

Current liabilities:
Accounts payable                               $       26,853      $         --
Accounts payable, former
Officer and Director                                   72,000             5,604
Loan  from former
officer and director                                   33,950            68,880
Notes payable, unrelated
party                                                  28,027
                                               ---------------------------------
Total current liabilities                              160,830            74,484
                                               ---------------------------------
Total liabilities                                      160,830            74,484
                                               ---------------------------------




Common stock, $0.001 par value,                        67,500            67,500
100,000,000 shares authorized,
67,500,000 shares issued and
outstanding at December 31, 2012
and March 31, 2012, respectively

Preferred stock, $0.0001 par value,                       800                --
20,000,000 shares authorized,
8,000,000 shares outstanding at
December 31, 2012 and no shares
isuued atMarch 31, 2012

Additional paid-in capital                         13,862,370           (41,025)
Deficit accumulated during the exploration stage  (14,091,475)          (97,661)
                                                   -----------------------------
Total stockholders' deficit                          (160,805)          (71,186)
                                                   -----------------------------
Total liabilities and stockholders' deficit         $      25       $     3,298
                                                   =============================



         The accompanying notes are an integral part of these financial statements.

                            COLORADO GOLD MINES, INC
                          formerly CASCADE SPRINGS LTD.
                         (An Exploration Stage Company)

                            STATEMENTS OF OPERATIONS

         For the three and nine months ended December 31, 2012 and 2011 and the period from January 19, 2010 (inception) through
                                December 31, 2012
                                   (Unaudited)

                                                                                                    Inception
                           Three months      Three months       Nine months        Nine months       through
                          ended December    ended December  ended December 31,   ended December    December 31,
                             31, 2012          31, 2011            2012             31, 2011           2012
                         ----------------------------------------------------------------------------------------
Costs and expenses:

Mineral exploration      $         --        $         --     $         --        $       903        $   10,582
General and
   administrative              15,000              30,585          137,640             63,641           214,615
                         -------------       -------------    -------------       ------------       -----------
     Total expenses            15,000              16,861          137,640             64,544           225,197
                         -------------       -------------    -------------       ------------       -----------

Net loss from operations      (15,000)            (30,585)        (137,640)           (64,544)         (225,197)

Impairment expense        (13,760,000)                 --      (13,860,000)                --       (13,868,000)
Cancellation of
Common Stock                    5,000                                5,000                                5,000
Interest expense                   --                (799)          (1,174)            (1,032)           (3,278)
                         -------------       -------------    -------------       ------------       -----------
     Net loss           $ (13,770,000)       $    (31,384)    $(13,993,814)       $   (65,576)     $(14,091,475)
                         -------------       -------------    -------------       ------------       -----------
Net loss per share:
  Basic and diluted    $       ( 0.00)       $     ( 0.00)    $     ( 0.00)       $    ( 0.00)
                         =============       =============    =============       ============

Weighted average shares
outstanding:
Basic and diluted          69,160,000           67,500,000      67,500,000          7,500,000
                         =============       =============    =============      ============


   The accompanying notes are an integral part of these financial statements.

                            COLORADO GOLD MINES, INC
                          formerly CASCADE SPRINGS LTD.
                         (An Exploration Stage Company)

                             STATEMENT OF CASH FLOWS

          For the nine months ended December 31, 2012 and 2011 and the period from January 19, 2010 (inception) through December 31, 2012
                                   (Unaudited)

                         Nine months ended  Nine months ended  Inception through
                         December 31, 2012  December 31, 2011  December 31, 2012
                        --------------------------------------------------------

OPERATING ACTIVITIES

Net loss                      $(13,993,814)     $  (65,576)        $(14,091,475)

Adjustment to reconcile net
loss to cash used in
operating activities:

Impairment expense             13,860,000               --           13,868,000
Forgivness of Loan                 48,470               --               48,470
Gain on Common Stock
Cancellation                       (5,000)              --               (5,000)
Stock based compensation              725            1,450                2,900

Net change in:

Accounts payable                   26,853               --               26,853
Accounts payable, related
party                              66,396            5,532               72,000
                          ------------------------------------------------------

CASH FLOWS USED IN OPERATING        3,630          (58,594)             (78,252)
                          ------------------------------------------------------
ACTIVITIES

INVESTING ACTIVITIES
Purchase of mineral property           --               --               (8,000)
                          ------------------------------------------------------


CASH FLOWS USED IN INVESTING           --               --               (8,000)
                          ------------------------------------------------------
ACTIVITIES

FINANCING ACTIVITIES:
Proceeds from issuance of
common stock                           --               --               24,300
Proceeds from Notes
Payable, unrelated party           61,977               --               28,027
Proceeds from related party
advances, net                     (68,880)          48,470               33,950
                          ------------------------------------------------------

CASH FLOWS PROVIDED BY
FINANCING ACTIVITIES               (6,903)          48,470               86,277
                          ------------------------------------------------------

NET CHANGE IN CASH                 (3,273)         (10,124)                 25


Cash, beginning of period           3,298           10,467                  --
                          ------------------------------------------------------

Cash, end of period                    25              343                  25
                          ======================================================

SUPPLEMENTAL CASH FLOW
INFORMATION


Cash paid on interest
expenses                      $        --       $       --
                          ====================================


Cash paid for income taxes    $        --       $       --
                          ====================================

NON CASH TRANSACTIONS:

Issuance of preferred stock
for Keeno Option              $ 13,760,000      $       --         $ 13,760,000


    The accompanying notes are an integral part of these financial statements.

                            COLORADO GOLD MINES, INC.
                          Formerly CASCADE SPRINGS LTD.
                         (An Exploration Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                                December 31, 2012
                                   (UNAUDITED)

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


Note 2  Going Concern

     These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At December 31, 2012, the Company had not yet achieved profitable operations, has accumulated losses of $(14,091,475) and expects to incur further losses in the development of its business, all of which raise substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

Note 3  Related Party Transactions

     Part of the related party advance is due to a director of the Company for funds advanced. The advance is unsecured, non-interest bearing and has no specific terms for repayment. Another part of the related party advance is due to Mr. Sawatsky, a former consultant and warrant holder of the Company, for funds advanced with a 10% interest rate and has no specific terms for repayment. Interest accrual was cancelled July 1, 2012.

     Beginning April 1, 2011, Mr. Delahunte, the Company's former President, began receiving $1,500 per month, when available, for services rendered. Mr. Delahunte has since resigned and is no longer related to the Company and is not receiving any compensation.

     Mr. Delahunte, the Company's former President and Mr. Sawatsky, the Company's former consultant, previously advanced $48,470 to this company. Mr. Delahunte and Mr. Sawatsky agreed to forgive and cancel that obligation. Accordingly, effective December 30, 2011, this $48,470 obligation of the Company has been extinguished.

     On June 6, 2012, Robert Sawatsky loaned the Company $8,000. The loan has a 5% interest rate and matures June 7, 2014. Interest accrual was cancelled July 1, 2012.

     The Company was charged the following by directors of the Company:

                                               Nine months    Nine months ended
                                             ended December   December 31, 2011
                                                31, 2012
                                            -----------------------------------

                       Management fees             $  -          $ 9,000

                                            ===================================

Note 4  Commitments

     On July 1, 2011, the Company entered into a consulting agreement (the "Agreement") with a consultant. In accordance with the Agreement, the Company granted the consultant warrants to purchase 5,400,000 shares of the Company's common stock at an exercise price of $0.10 per share. The warrants were held in escrow and were given to the consultant quarterly. The warrants expire on July 1, 2014. The fair value of the warrants was $2,900 and was recognized over the twelve months ended June 30, 2012. Subsequently, this transaction was cancelled and the warrants were returned to the Company.


Note 5  Equity

     On July 3, 2012 Denver Equity Corporation, a corporation controlled by Kelly Fielder purchased 41,250,000 shares of the Company's common stock from Willaim Delahunte, then an officer and director of the Company, this transaction resulted in a change of control of the Company.

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

     On September 20, 2012 Denver Equity Corporation lost its 50% interest in Union due to its inability to comply with the terms of its agreement with Union. Consequently, the Company no longer has any interest in Union and its investment in Union has been changed to current period losses as an impairment charge. The 5,000,000 shares of common stock previously issued to Denver Equity were returned to the Company and cancelled.

     On December 3, 2012 Natalie Gorman purchased 41,250,000 shares of the Company's common stock from Kelly Fielder, then an officer and director of the Company. This transaction resulted in a change in the control of the Company. On December 31, 2012 the Company entered into an Option Agreement with Global Resource Search Group, Inc. The agreement granted the Company an option to purchase 12 unpatented mining claims and one mill site claim located in Clark County, Nevada (the "Property"). In consideration for the option, the Company issued to Global 8,000,000 shares of preferred stock. Each preferred share entitles the holder to 40 votes on any matter which the Company's shareholders are entitled to vote and is convertible at any time, at the option of the holder, into four shares of the Company's common stock; In order to exercise the option, the Company will have to: (i) pay Global $500,000 by March 15, 2013; (ii) raise $2,500,000 by August 31,
     2013; and (iii) spend $2,500,000 on mining exploration and development on the Property by December 31, 2014. Upon exercise of the option, Global will convey a 100% interest in the Property to the Company, but will retain a 5% net smelter return in any production from the Property.

     At the present time the property is undeveloped and has no proven reserves.

     The Option Agreement pertains to the Keeno Strike gold and silver property. The property consists of 12 unpatented 20-acre lode-mining claims and one 5-acre mill site claim located in Clark County, Nevada. The claims are located near the historical Monte Cristo Mine and the Keeno-Mint workings near Porter Wash near Interstate Highway 15.

     The Keeno Strike property is located approximately 30 miles southwest of Las Vegas in the historical mining district known as the Goodsprings District that contains deposits of gold, silver, copper, cobalt nickel, zinc and lead. One of the many mines in this district that historically produced ore is the Yellow Pine mine about seven miles northwest of the Keeno Strike property, which contained over 1.4 million ounces of silver.

     In January, 2013 the directors of the Company and a shareholder holding a majority of the Company's outstanding shares approved amendments to the Company's Articles of Incorporation increasing the number of authorized shares of common stock to 500,000,000 shares and increasing the number of authorized shares of preferred stock to 20,000,000 shares.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Plan of Operation.

     The Company was incorporated in Nevada as Cascade Springs Ltd. on January 19, 2010. In 2012 the Company amended its Articles of Incorporation changing the its name to Colorado Gold Mines, Inc. The amendment was filed with the Nevada Secretary of State and the Company's new name became effective in the over-the-counter market on July 30, 2012.

     On July 27, 2012 the Company, through a wholly owned subsidiary, acquired a 50% interest in Union Milling Company, LLC ("Union") from Denver Equity Corporation in exchange for 5,000,000 shares of the Company's common stock. Denver Equity Corporation is controlled by the Company's sole officer and director.

      On September 20, 2012 Denver Equity Corporation lost its 50% interest in Union due to its inability to comply with the terms of its agreement with Union. Consequently, the Company no longer has any interest in Union and its investment in Union has been expensed.

     On December 31, 2012 the Company entered into an Option Agreement with Global Resource Search Group, Inc. The agreement granted the Company an option to purchase 12 unpatented mining claims and one mill site claim (known as the "Keeno Strike" property) located in Clark County, Nevada. In consideration for the option, the Company issued 8,000,000 shares of its Series A preferred stock to Global. Each preferred share entitles the holder to 40 votes on any matter on which the Company's shareholders are entitled to vote and is convertible at any time, at the option of the holder, into four shares of the Company's common stock; In order to exercise the option, the Company is required to: (i) pay Global $500,000 by March 15, 2013; (ii) raise $2,500,000 by August 31, 2013; and
(iii) spend $2,500,000 on mining exploration and development on the property by December 31, 2014. Upon exercise of the option, Global will convey a 100% interest in the property to the Company, but will retain a 5% net smelter return in any production from the property.

     At the present time the property is undeveloped and has no proven reserves.

     The Company's new management and controlling shareholder have plans to develop the Company into a silver and precious metals producer. The initial transaction to accomplish this plan is the Option Agreement to purchase the Keeno Strike property as described above in. There can no no assurance that this transaction will be completed as described because it is based on future events which may or may not take place as planned.

     As of December 31, 2012, the Company had a non-binding arrangement with Global Resource Search Group, Inc. to provide the Company with capital. There can be no assurance that Global Resource Search Group, Inc. will be successful in raising any capital required by the Company, Further, there is no assurance that if an alternative source of capital is offered, it will be subject to terms considered acceptable.

     The Company did not have any off balance sheet arrangements as of December 31, 2012.



Item 4.  Controls and Procedures.

     (a) The Company maintains a system of controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended ("1934 Act"), is recorded, processed, summarized and reported within time periods specified in the SEC's rules and forms and to ensure that information required to be disclosed by it in the reports that it files or submits under the 1934 Act is accumulated and communicated to the Company's management, including the Company's Principal Executive and Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As of December 31, 2012, the Company's Principal Executive and Financial Officer evaluated the effectiveness of the design and operation of its disclosure controls and procedures. Based on that evaluation, the Company's Principal Executive and Financial Officer concluded that the Company's disclosure controls and procedures were effective.

     (b) There were no changes in the Company's internal control over financial reporting during the quarter ended December 31, 2012 that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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


                                     COLORADO GOLD MINES, INC.


February 14, 2013             By:  /s/ William K. Lundy
                                   ------------------------------------
                                   William K. Lundy, Principal Executive Officer

February 14, 2013             By:  /s/ Thomas W. Randall
                                   ------------------------------------
                                  Thomas  W. Randall, Principal Financial and
                                  Accounting Officer