Form 10-K
period 2013-03-31
Colorado Gold Mines, Inc.
filed 2014-02-25
CIK 1518380

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended March 31, 2013
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No.  None

COLORADO GOLD MINES, INC.
 (Exact name of registrant as specified in its charter)

Nevada	68-0681435
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2351 N. Bannavitch
Pahrump, NV	89060
(Address of Principal Executive Office)	Zip Code

Registrant's telephone number, including Area Code: (626) 581-3335

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):  Yes ☒    No ☐

The aggregate market value of the voting stock held by non-affiliates of the Company on September 30, 2013, was approximately $265,000.

As of March 31, 2013 and February 20, 2014, we had 67,500,000 shares of common stock outstanding.

Documents incorporated by reference:     None.

ITEM 1.  BUSINESS

Colorado Gold Mines, Inc., (“us”, “we”, “our” or the “Company”) was incorporated in the state of Nevada on January 19, 2010, as Cascade Springs Ltd.  On July 30, we changed our name to Colorado Gold Mines, Inc.

During the period from our inception through March 31, 2013 we did not generate revenues.

We did not have any off balance sheet arrangements as of March 31, 2013.

ITEM 2.  DESCRIPTION OF PROPERTY

As of March 31, 2013, we did not hold an interest in property. See Item 1 of this report.

ITEM 3.  LEGAL PROCEEDINGS.

We are not involved in any legal proceedings and we are not aware of any legal proceedings which are threatened or contemplated against us.

ITEM 4.  MINE SAFETY DISCLOSURE.

Not Applicable.

ITEM 5. MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND OTHER SHAREHOLDER MATTERS.

As of March 31, 2013, and February 20, 2014. there were approximately 12 record holders of our common stock.  Set forth below are the range of high and low quotations of our common stock for the periods indicated as reported on the OTC Markets. The market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

Our common shares began trading the OTC Markets OTCQB under the symbol “CGLD” on January 18, 2013.  Prior to that time, our common stock was not listed or traded.

Quarter Ending	High	Low

3/31/13	$0.46	$0.03
6/30/13	$0.06	$0.01
09/30/13	$0.006	$0.006

Each share of our common stock entitles the holder to one (1) vote, either in person or by proxy, at meetings of shareholders. The shareholders are not permitted to vote their shares cumulatively. Accordingly, the holders of more than fifty percent (50%) of the total voting rights on matters presented to our common stockholders can elect all of our directors and, in such event, the holders of the remaining minority shares will not be able to elect any such directors. The vote of the holders of a majority of the holders entitled to vote on matters submitted to our common stockholders including of our Series A Preferred Shares described below is sufficient to authorize, affirm, ratify, or consent to such act or action, except as otherwise provided by law.

To date, we have paid no cash dividends on our shares of common stock. Any future disposition of dividends will be at the discretion of our Board of directors and will depend upon, among other things, our future earnings, operating and financial condition, capital requirements, and other factors. We have no present plans for future cash or stock dividends. We intend to retain future earnings, if any, to provide funds for operation of our business.

Holders of our common stock have no preemptive rights. All outstanding shares of our common stock are validly issued, fully paid and non-assessable.

Upon our liquidation or dissolution, the assets legally available for distribution to holders of shares of the common stock, after payment of all of our obligations, are distributable ratably among the holders of the then outstanding common stock.

All shares of common stock outstanding are validly issued, fully paid and non-assessable.

Holders of our common stock are entitled to receive dividends as may be declared by the Board of Directors out of legally available funds and, in the event of liquidation, to share pro rata in any distribution of our assets after payment of liabilities. The Board of Directors is not obligated to declare a dividend. We have not paid any dividends on our common stock and we do not have any current plans to pay any common stock dividends.

We are authorized to issue 10,000,000 shares of preferred stock, of which 8,000,000 shares are outstanding.  Each outstanding share of preferred stock has 40 votes on all matters submitted to a vote of our common stockholders.

The provisions in our Articles of Incorporation relating to the preferred stock allows our directors to issue preferred stock with rights to multiple votes per share and dividend rights which would have priority over any dividends paid with respect to our Common Stock.  The issuance of preferred stock with such rights may make more difficult the removal of management even if such removal would be considered beneficial to shareholders generally, and will have the effect of limiting shareholder participation in certain transactions such as mergers or tender offers if such transactions are not favored by incumbent management.

ITEM 6.  SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATION

During the year ended March 31, 2013 we acquired an option to purchase mining claims in Nevada.  Since we did not exercise our option, we recorded an impairment loss of $(13,860,000) during the year, which was the cost of the option.

During the year, general and administrative expenses more than doubled as a result of our involvement with Union Milling Company and our option on the mining properties in Nevada.  See Item 13 of this report.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable.

ITEM 8.  FINANCIAL STATEMENTS

See the financial statements attached to this report.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS.

See our Current Reports on Form 8-K dated August 17, 2012 and November 14, 2012, filed with the Securities and Exchange Commission on August 21, 2012 and November 27, 2012, respectively.

ITEM 9A.  CONTROLS AND PROCEDURES

Management’s Report on Disclosure Control

Under the direction and with the participation of the Company’s management, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures as of March 31, 2013.  The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic reports with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations, and that such information is accumulated and communicated to The Company’s management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.  The Company’s disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching our desired disclosure control objectives.  Based upon this evaluation, management concluded that the Company’s disclosure controls and procedures were ineffective as of March 31, 2013.

Management’s Report on Internal Control Over Financial Reporting

Our management evaluated the effectiveness of our internal control over financial reporting as of March 31, 2013, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO Framework. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls.

Based on this assessment, our management concluded that our internal control over financial reporting was not effective as of March 31, 2013.

Changes in Internal Controls.

There have been no changes to our internal control over financial reporting that occurred during the year ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

Not applicable.

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL  PERSONS

Name	Age	Position

Troy Grant	39	President, Chief Executive Officer and Director

Our directors serve until the earlier of their resignation or their successors have been duly elected and qualified.  Our officers serve at the discretion of our board of directors.

The principal occupation of our sole officer and director during the past several years is as follows:

Mr. Grant was appointed as our sole officer and director on July 1, 2013.  Since May 2011, Mr. Grant has been the Chief Executive Office of Elcora Resources.  Between May 2010 and September 2010, Mr. Grant was employed by Grafton Securities in its Institutional Sales department.  Between September 2007 and August 2010, Mr. Grant was Vice President of Corporate Finance for Citadel Securities.

We did not have a compensation or an audit committee.  We do not have a financial expert.

Mr. Grant is not independent as that term is defined in section 803 of listing standards of the NYSE MKT.

We have not adopted a Code of Ethics applicable to our principal executive, financial, and accounting officers and persons performing similar functions.  We do not believe we require a Code of Ethics since we only has one officer and director.

Compensation Committee Interlocks and Insider Participation.

Our sole director acts as our compensation committee.  During the year ended March 31, 2013, no officer was a member of the compensation committee or a director of another entity, which other entity had one of our executive officers serving as our director or as a member of our compensation committee.

ITEM 11.  EXECUTIVE COMPENSATION

Our officers and directors were not compensated for their services during the two years ending March 31, 2012 and March 31, 2013, respectively.  Former officer, William Delahunte, was paid a salary of $14,500 during the year ended march 31, 2012.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

The following table lists, as of the date of this report, those persons owning beneficially 5% or more of our common stock, the number and percentage of outstanding shares owned by our sole officer and director. Each owner has sole voting and investment powers over his shares of common stock.

Name and Address	Number of Shares	Percent of Class

Common Stock
Troy Grant (1)	41,000,000	60.7%
President, Director
Chief Executive Officer
111 Ahmadi Crescent
Bedford, Nova Scotia
Canada B4A 4E5

Preferred Stock
Troy Grant (1)	8,000,000	100%
President, Director
Chief Executive Officer
111 Ahmadi Crescent
Bedford, Nova Scotia
Canada B4A 4E5

All officers and directors
as a group (1 person)	8,000,000	100%

(1)
On August 1, 2013, Troy Grant, our sole officer and director acquired 8,000,000 shares of our preferred stock. Each one preferred share provides forty (40) votes or an aggregate of 320,000,000 votes on all matters submitted to a vote of our common stockholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

On July 27, 2012, our former wholly owned subsidiary, acquired a 50% interest in Union Milling Company, LLC (“Union”) from Denver Equity Corporation, a private company controlled by our former sole officer and director in exchange for 5,000,000 shares of our common stock.

On September 20, 2012 Denver Equity Corporation lost its 50% interest in Union due to its inability to comply with the terms of its agreement with Union which resulted in us no longer holding any interest in Union and our investment in Union has been expensed.

On December 31, 2012, we entered into an Option Agreement with Global Resources Search Group, Inc whereby we issued 8,000,000 shares of our preferred stock in exchange for an option to purchase 12 unpatented mining claims and one mill site claim located in Clark County, Nevada.  We did not pay the amounts required by the option and as a result, the option expired.

On August 1, 2013, Troy Grant, our sole officer and director purchased the 8,000,000 preferred shares from Global Resources Search Group for $100, in a private transaction.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

LBB & Associates Ltd., LLP audited the Company’s financial statements from the year ended March 31, 2012.  The following table presents fees for the professional audit services rendered by LBB for the audit of our annual financial statements for the years ended March 31, 2012.

Audit fees	$11,750
Audit-related fees	2,550
Tax fees	0
All other fees	0
Total	$14,300

Anton Chia LLP, audited the Company’s financial statements for the year ended March 31, 2013.  The following table shows the aggregate fees billed to the Company during the year ended March 31, 2013 by Anton Chia.

Audit fees	$5,200
Audit-related fees	--
Tax fees	--
All other fees	--
Total	$5,200

Audit fees and audit related fees represent amounts billed for professional services rendered for the audit of our annual financial statements.  Before Anton Chia was engaged by us to render these services, the engagement was approved by our board of directors.

ITEM 15.  EXHIBITS

Exhibit
Number	Exhibit Name

3.1	Articles of Incorporation	(1)

3.2	Bylaws	(1)

3.3	Amendment to Articles	(2)

3.4	Amendment to Articles	(2)

31	Rule 13a-14(a) Certifications

32	Section 1350 Certifications

(1)	Incorporated by reference to the same exhibit filed with the Company’s registration statement on June 13, 2011 (File # 333-174872).
(2)	Filed herewith.

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Colorado Gold Mines, Inc. (An Exploration Stage Company)
(Formerly Cascade Springs, Ltd.)

We have audited the accompanying balance sheet of Colorado Gold Mines, Inc. (the "Company") as of March 31, 2013, and the related statements of operations, changes in stockholders’ deficit and cash flows for the year ended March 31, 2013, and the period from January 19, 2010 (Inception) through March 31, 2013. The financial statements for the year ended March 31, 2012, were audited by other auditors whose report dated June 12, 2012, expressed an unqualified opinion, except for an emphasis of a matter paragraph regarding the Company’s ability to continue as a going concern. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company was not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2013 and the results of its operations and its cash flows for the year then ended and for the period from January 19, 2010 (Inception) through March 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3, the Company has had no revenues and has an accumulated deficit of $14,107,915 since inception. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans concerning these matters are also described in the financial statements, which includes the raising of additional equity financing. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Anton & Chia, LLP
Newport Beach, California
February 21, 2013

LBB & ASSOCIATES LTD., LLP
10260 Westheimer Road, Suite 310
Houston, TX 77042
Phone: (713) 800-4343 Fax: (713) 456-2408

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
Colorado Gold Mines, Inc. (Formerly Cascade Springs Ltd.)
(An Exploration Stage Company)
Pahrump, NV

We have audited the accompanying balance sheet of Colorado Gold Mines, Inc (formerly Cascade Springs Ltd.) (the “Company”) as of March 31, 2012, and the related statements of operations, stockholders' deficit, and cash flows for the year then ended and for the period from January 19, 2010 (inception) through March 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Colorado Gold Mines, Inc. (formerly Cascade Springs Ltd.) as of March 31, 2012, and the results of its operations and its cash flows for the year then ended and for the period from January 19, 2010 (inception) through March 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 3 to the financial statements, the Company's recurring losses from operations, and its need for additional financing in order to fund its projected loss in 2013 raise substantial doubt about its ability to continue as a going concern. The 2012 financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ LBB & Associates Ltd., LLP
LBB & Associates Ltd., LLP

Houston, Texas
June 12, 2012

COLORADO GOLD MINES, INC.
(Formerly Cascade Springs Ltd.)
(An Exploration Stage Company)
Balance Sheets

	March 31	March 31
	2013	2012

ASSETS

CURRENT ASSETS
Cash	$25	$3,298

TOTAL ASSETS	$25	$3,298

LIABILITIES & STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable, former Officer and Director	$-	$5,604
Loan from former officer and director	-	68,880
Contingent liabilities	177,270	-

TOTAL LIABILITIES	177,270	74,484

Commitments

STOCKHOLDERS' DEFICIT
Preferred stock, par value $0.00001; authorized 20,000,000 shares authorized; 8,000,000 shares and no shares issued and outstanding at March 31, 2013 and March 31, 2012 respectively	800	-
Common stock, par value $0.001 par value, 500,000,000 shares and 100,000,000 shares authorized as of March 31, 2013 and 2012, respectively, 67,500,000 shares issued and outstanding at March 31, 2013 and March 31, 2012	67,500	67,500
Additional paid-in capital	13,862,370	(41,025)
Deficit accumulated in the exploration stage	(14,107,915)	(97,661)

TOTAL STOCKHOLDERS' DEFICIT	(177,245)	(71,186)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$25	$3,298

The accompanying notes are an integral part of these financial statements

COLORADO GOLD MINES, INC.
(Formerly Cascade Springs Ltd.)
(An Exploration Stage Company)
Statements of Operations

			For the period
			from January 19,
			2010 (Inception)
	For the Year Ended		through
	March 31		March 31,
	2013	2012	2013

Costs and expenses:
Impairment expense	$13,860,000	$-	$13,860,000
Mineral exploration	-	903	10,582
General and administrative	154,080	69,211	239,055
Total expenses	14,014,080	70,114	14,109,637

Net loss from operations	(14,014,080)	(70,114)	(14,109,637)

Cancellation of common stock	5,000	-	5,000

Interest expense	(1,174)	(2,104)	(3,278)

Net loss	$(14,010,254)	$(72,218)	$(14,107,915)

Net loss per share: Basic and diluted	$(0.21)	$(0.00)

Weighted average shares outstanding:
Basic and diluted	67,500,000	67,500,000

The accompanying notes are an integral part of these financial statements

COLORADO GOLD MINES, INC.
 (Formerly Cascade Springs Ltd.)
 (An Exploration Stage Company)
 Statements of Cash Flows

			For the period
			from January 19,
			2010 (Inception)
	For the year ended		through
	March 31,		March 31,
	2013	2012	2013

Cash Flows Provided By (Used For) Operating Activities:
Net loss	$(14,010,254)	$(72,218)	$(14,107,915)
Adjustment to reconcile net loss to cash used in operating activities:
Impairment expense - Global Resources Search Group	13,860,000	-	13,868,000
Forgiveness of loan	48,470	-	48,470
Impairment expense - Union Milling Company	(5,000)	-	(5,000)
Stock based compensation	725	2,175	2,900

Net change in:
Accounts payable	43,293	5,604	48,897
Accounts payable, related party	66,396	-	66,396
Cash Flows Provided by (Used In) Operating Activities	3,630	(64,439)	(78,252)

Cash Flows Used In Investing Activities:
Purchase of mineral property	-	-	(8,000)
Cash Flows Used in Investing Activities	-	-	(8,000)

Cash Flows Provided By (Used In) Financing Activities:
Proceeds from issuance of common stock	-	-	24,300
Proceeds from notes payable, unrelated party	61,977	-	61,977
Proceeds from (payments to) related party, net	(68,880)	57,270	-
Cash Flows Provided By (Used In) Financing Activities	(6,903)	57,270	86,277

Net Change in Cash	(3,273)	(7,169)	25
Cash, beginning of period	3,298	10,467	-
Cash, end of period	$25	$3,298	$25

The accompanying notes are an integral part of these financial statements

COLORADO GOLD MINES, INC.
(Formerly Cascade Springs Ltd.)
(An Exploration Stage Company)
STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT

	$.00001 Par Value Preferred Stock		$.001 Par Value Common Stock		Additional	Deficit Accumulated During the Development	Total Stockholders'
	Shares	Amount	Shares	Amount	Paid-in Capital	Stage	Deficit

Balance, January 19, 2010 (inception)	-	$-	-	$-	$-	$-	$-
Net Loss	-	-	-	-	-	-	-
Balance, March 31, 2010	-	-	-	-	-	-	-
Issuance of common stock for cash			67,500,000	67,500	(43,200)	-	24,300
Net loss	-	-	-	-	-	(25,443)	(25,443)
Balance, March 31, 2011	-	-	67,500,000	67,500	(43,200)	(25,443)	(1,143)
Stock based compensation	-	-	-	-	2,175	-	2,175
Net loss	-	-	-	-	-	(72,218)	(72,218)
Balance, March 31, 2012	-	-	67,500,000	67,500	(41,025)	(97,661)	(71,186)
Issuance of common stock for investment in Union Milling Company	-	-	5,000,000	5,000	95,000	-	100,000
Cancellation for Union Milling Company investment	-	-	(5,000,000)	(5,000)	-	-	(5,000)
Issuance of preferred stock for option agreement	8,000,000	800	-	-	13,759,200	-	13,760,000
Forgiveness of advances from former President and consultant	-	-	-	-	48,470	-	48,470
Stock based compensation	-	-	-	-	725	-	725
Net loss	-	-	-	-	-	(14,010,254)	(14,010,254)
Balance, March 31, 2013	8,000,000	800	67,500,000	$67,500	$13,862,370	$(14,107,915)	$(177,245)

The accompanying notes are an integral part of these financial statements

Colorado Gold Mines, Inc.
(Formerly Cascade Springs Ltd.)
(An Exploration Stage Company)
Notes to Financial Statements

Note 1 - Business

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

Note 2 - Summary of Significant Accounting Policies

The financial statements have, in management's opinion, been properly prepared within the framework of the significant accounting policies summarized below:

The accompanying financial statements of Colorado Gold Mines, Inc. (formerly Cascade Springs, Ltd.) (the "Company") have been prepared in accordance with accounting  principles  generally accepted in the  United  States  of  America  and the  rules of the  Securities  and Exchange  Commission  ("SEC”).

Exploration Stage Company

The Company complies with Financial Accounting Standards Board Accounting Standard Codification Topic No. 915 and Securities and Exchange Commission Industry Guide 7 for its characterization of the Company as an exploration stage.

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

Income Taxes

We account for income taxes under the asset and liability method.  Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  Valuation allowances are recorded, when necessary, to reduce deferred tax assets to the amount expected to be realized.

As a result of the implementation of certain provisions of ASC 740, Income Taxes (“ASC 740”), which clarifies the accounting and disclosure for uncertainty in tax positions, as defined, ASC 740 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes.  We adopted the provisions of ASC 740 as of January 1, 2007, and have analyzed filing positions in each of the federal and state jurisdictions where we are required to file income tax returns, as well as all open tax years in these jurisdictions.  We have identified the U.S. federal and California as our "major" tax jurisdictions.  Generally, we remain subject to Internal Revenue Service examination of our 2010 through 2012 U.S. federal income tax returns, and remain subject to California Franchise Tax Board examination of our 2010 through 2012 California Franchise Tax Returns.  However, we have certain tax attribute carryforwards which will remain subject to review and adjustment by the relevant tax authorities until the statute of limitations closes with respect to the year in which such attributes are utilized.

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

Recent Accounting Pronouncements

In April 2013, the FASB issued ASU No. 2013-07, Presentation of Financial Statements (Topic 205): Liquidation Basis of Accounting. The objective of ASU No. 2013-07 is to clarify when an entity should apply the liquidation basis of accounting and to provide principles for the measurement of assets and liabilities under the liquidation basis of accounting, as well as any required disclosures. The amendments in this standard is effective prospectively for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013, and interim reporting periods therein. We are evaluating the effect, if any, adoption of ASU No. 2013-07 will have on our financial statements.

Colorado Gold Mines, Inc.
(Formerly Cascade Springs Ltd.)
(An Exploration Stage Company)
Notes to Financial Statements

Note 3 - Going Concern

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At March 31, 2013, the Company had not yet achieved profitable operations, has accumulated losses of $14,107,915 since its inception, has a working capital deficiency of $177,245, and expects to incur further losses in the development of its business, all of which raise substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available or on terms acceptable to the Company.

Note 4 - Related Party Transactions

Part of the related party advance was due to a former director of the Company for funds advanced. The advance were unsecured, non-interest bearing and had no specific terms for repayment. The other part of the related party advance was due to Mr. Sawatsky, a consultant and warrant holder of the Company for funds advanced with a 10% interest rate and had no specific terms for repayment. Beginning April 1, 2011, Mr. Delahunte, the Company’s former President, began receiving $1,500 per month, when available, for services rendered.

Note 5 - Contingent Liabilities

As of March 31, 2013, the Company had a total of $177,270 of outstanding liabilities. As of this date, the Company recognizes these outstanding liabilities as a potential contingent liability. The Company legal counsel believes that the outstanding liabilities are expected to be paid back to the previous Company directors, Robert Sawatsky and Kelly Fielder, who had originally loaned money to the Company. However, there has been no resolution of this event.

Note 6 - Equity Transactions

On January 20, 2010, the Company’s founder and President was issued 1,650,000 for $3,300. Split adjusted this became 41,250,000 shares.

On January 10, 2011, the Company completed a financing to 30 individuals that raised $21,000, 1,050,000 shares were issued. Split adjusted this became 26,250,000.

Colorado Gold Mines, Inc.
(Formerly Cascade Springs Ltd.)
(An Exploration Stage Company)
Notes to Financial Statements

On February 5, 2011, the Company approved a 25 for 1 forward stock split. The stock split is presented retroactively throughout the financial statements and footnotes.

On July 3, 2012, Denver Equity Corporation, a corporation controlled by Kelly Fielder, purchased 41,250,000 shares of the Company’s common stock from William Delahunte, then an officer and director of the Company, in order to execute a change in control of the Company.

On July 6, 2012, William Delahunte and Todd Grano appointed Kelly Fielder as a director of the Company and then resigned as officers and directors of the Company. Mr. Fielder was then appointed the Chief Executive, Financial and Accounting Officer of the Company. The appointment of Mr. Fielder and resignations of Messrs. Delahunte and Grano resulted in a change of control of the Company.

On July 9, 2012, the Company’s directors, and shareholders holding a majority of the outstanding common stock of the Company, approved amendments to the Company’s Articles of Incorporation changing the name of the Company to Colorado Gold Mines, Inc. and authorizing the issuance of 10,000,000 shares of preferred stock. The amendment was filed with the Nevada Secretary of State on July 12, 2012. The change in the Company’s name became effective in the over-the-counter market on July 30, 2012.

On July 27, 2012, the Company, through a wholly-owned subsidiary, acquired a 50% interest in Union Milling Company, LLC (“Union”) from Denver Equity Corporation in exchange for 5,000,000 shares of the Company’s common stock. Union’s assets consist of approximately 21 acres of real property, an ore processing mill and various milling equipment. The mill has been inactive since 1997 and was purchased by Union in 2007.

On September 20, 2012, Denver Equity Corporation lost its 50% interest in Union due to its inability to comply with the terms of its agreement with Union. Consequently, the Company no longer has any interest in Union and its investment in Union has been charged to current period losses as an impairment charge.

On December 3, 2012, Natalie Gorman purchased 41,250,000 shares of the Company's common stock from Kelly Fielder, then an officer and director of the Company.  This transaction resulted in a change in the control of the Company.

On December 31, 2012, the Company entered into an Option Agreement with Global Resource Search Group, Inc. The agreement granted the Company an option to purchase 12 unpatented mining claims and one mill site claim located in Clark County, Nevada (the "Property").  In consideration for the option, the Company issued to Global 8,000,000 shares of preferred stock. Each preferred share entitles the holder to 40 votes on any matter which the Company’s shareholders are entitled to vote and is convertible at any time, at the option of the holder, into four shares of the Company's common stock; in order to exercise the option,  the Company will have to: (i) pay Global  $500,000 by March 15,  2013;  (ii) raise  $2,500,000  by August 31, 2013; and (iii) spend  $2,500,000 on mining  exploration and development on the Property by December 31, 2014. The Company did not exercise the option and has recorded an impairment of $13,860,000.

Colorado Gold Mines, Inc.
(Formerly Cascade Springs Ltd.)
(An Exploration Stage Company)
Notes to Financial Statements

In January 2013, the directors of the Company and a shareholder  holding a majority of the Company's  outstanding  shares  approved  amendments to the Company's  Articles of  Incorporation  increasing  the number of authorized shares of common stock to  500,000,000  shares and increasing the number of authorized shares of preferred stock to 20,000,000 shares.

Note 7 - Income Taxes

The significant components of the Company’s deferred tax assets are as follows:

	March 31, 2013	March 31, 2012

Deferred tax assets
Net operating loss carryforwards	$84,291	$33,200
Less: valuation allowance for deferred tax asset	(84,291)	(33,200)
	$-	$-

Reconciliation between the provision for income taxes and the expected tax benefit using the federal statutory rate of 34% and state statutory rate of 6.9% for 2013 and 2012 is as follows:

	March 31, 2013	March 31, 2012

Income tax benefit at federal statutory rate	(34.00%)	(34.00%)
State income tax benefit, net of effect on federal taxes	(6.90%)	(-6.90%)
Increase in valuation allowance	40.90%	40.90%
Income tax expense (benefit)	0.0%	0.0%

The amount taken into income as deferred tax assets must reflect that portion of the net operating loss carryforwards that is more likely-than-not to be realized from future operations. The Company has chosen to provide an allowance of 100% against all available income tax loss carryforwards, due the uncertainty surrounding their realization.

No provision for income taxes has been provided in these financial statements due to the net loss. The effective tax rate differs from the 34% statutory rate for the year ended March 31, 2013 due to the change in valuation allowance. The change in valuation allowance for 2012 was approximately $24,500.

At March 31, 2013, the Company has net operating loss carryforwards, which expire commencing in 2029, totaling approximately $97,600, the benefit of which has not been recorded in the financial statements.

Note 8 - Commitments

On July 1, 2011, the Company entered into a Consulting Agreement (the “Agreement”) with Robert Sawatsky (the “Consultant”). In accordance with the Agreement, the Company issued the Consultant warrants to purchase 5,400,000 shares of the Company’s common shares at an exercise price of $0.10

Colorado Gold Mines, Inc.
(Formerly Cascade Springs Ltd.)
(An Exploration Stage Company)
Notes to Financial Statements

per share. The warrants will be held in an escrow account and will be given to the Consultant quarterly in advance. The Consultant shall be issued warrants to purchase 1,350,000 shares of common stock on July 1, 2011 and each quarter thereafter in the same amount until the Consultant has completed this one-year Agreement. Any warrants remaining after termination shall be cancelled. After 90 days and upon 15 day's prior notice, the Company may terminate the Agreement and pay the Consultant amortized warrants for consulting to that date of termination. If the Consultant deems, for any reason, that the Company is no longer a client that he can continue to represent satisfactorily, he may cancel the Agreement and be paid his warrants on an amortized basis to that date of termination. The Consultant has three years from the date of the Agreement to exercise the warrants and can exercise any portion of the warrants that has been received from the date of receipt.

Note 9 - Subsequent Event

On April 15,  2013,  William  Lundy and Thomas  Randall  appointed  Eric D. Anderson  as a  director  of the  Company  and then  resigned  as  officers  and directors of the  Company.   The appointment of Mr.  Anderson and the resignations of Mr. Lundy and Mr. Randall resulted in a change of control of the Company. Subsequent to his appointment as a director, Mr. Anderson was appointed the Chief Executive Officer of the Company.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(a) of the Securities and Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 21st day of February 2014.

COLORADO GOLD MINES, INC.

By:	/s/ Troy Grant
Troy Grant, Chief Executive Officer, Principal Executive Officer and Director

Pursuant to the requirements of the Securities Act of l934, this Report has been signed below by the following person on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Troy Grant	Principal Executive	February 21, 2014
Troy Grant	Financial and Accounting
Officer and Director