Form 10-K/A
period 2013-03-31
Colorado Gold Mines, Inc.
filed 2014-02-26
CIK 1518380

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K /A
Amendment 1
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

Capitalization

We are authorized to issue 500,000,000 shares of common stock and 20,000,000 shares of preferred stock, of which 8,000,000 shares are designated as Series A Preferred Shares the “Series A Preferred Shares” or the “Series A Preferred Stock”) . As of March 31, 2013, we had 67,500,000 shares of common stock and 8,000,000 Series A Preferred Shares outstanding.

Common Stock

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

Preferred Shares

We have 8,000,000 shares of Series A Preferred Stock outstanding which have the rights, designations and preferences below:
(i) Each one (1) share of Series A Preferred Stock shall be entitled to dividends declared on our common stock;
(ii) Each one (1) share of Series A Preferred Stock shall be entitled to forty (40) votes;
(iii) Each one (1) share of Series A Preferred Stock shall be convertible into four (4) shares of our common stock;
(iv) Upon our Liquidation, dissolution or winding up the holders of the Series A Preferred Shares shall be entitled to receive $.01 per share held; and
(v) If at any time, we enter into a recapitalization of our common stock including a stock split, the holders of the Series A Preferred Stock shall be entitled to receive upon conversion of the Series A Preferred Stock the number of shares of common stock or other securities or property of the Company to which a holder of shares of common stock deliverable upon conversion of the Series A Preferred shares would have been entitled to receive immediately prior to such recapitalization.

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

(1)
On August 1, 2013, Troy Grant, our sole officer and director acquired 8,000,000 shares of our Series A Preferred Stock.  Each share of Series A Preferred Stock provides forty (40) votes or an aggregate of 320,000,000 votes on all matters submitted to a vote of our common stockholders.

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

ITEM 15.  EXHIBITS

Exhibit
Number	Exhibit Name

3.1	Articles of Incorporation	(1)

3.2	Bylaws	(1)

3.3	Amendment to Articles

3.4	Amendment to Articles dated January 22, 2013	(2)

3.5	Certificate of Designation	(2)

31	Rule 13a-14(a) Certifications

32	Section 1350 Certifications

(1)	Incorporated by reference to the same exhibit filed with the Company’s registration statement on June 13, 2011 (File # 333-174872).
(2)	Filed herewith.

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

Note 4 - Related Party Transactions

Part of the related party advance was due to a former director of the Company for funds advanced. The advance was unsecured, non-interest bearing and had no specific terms for repayment. The other part of the related party advance was due to Mr. Sawatsky, a consultant and warrant holder of the Company for funds advanced with a 10% interest rate and had no specific terms for repayment. Beginning April 1, 2011, Mr. Delahunte, the Company’s former President, began receiving $1,500 per month, when available, for services rendered.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(a) of the Securities and Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 26th day of February 2014.

COLORADO GOLD MINES, INC.

By:	/s/ Troy Grant
Troy Grant, Chief Executive Officer, Principal Executive Officer and Director

Pursuant to the requirements of the Securities Act of l934, this Report has been signed below by the following person on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Troy Grant	Principal Executive	February 26, 2014
Troy Grant	Financial and Accounting
Officer and Director