Form 10-Q
period 2013-06-30
Colorado Gold Mines, Inc.
filed 2014-03-17
CIK 1518380

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACTOF 1934

For the quarterly period ended June 30, 2013

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _______

Commission File Number: 333-122009

COLORADO GOLD MINES, INC.
(Exact Name of Registrant as Specified in its Charter)

Nevada	69-0681435
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

111 Ahmadi Crescent
Bedford, Nova Scotia
Canada  B4A 4E5
(Address of Principal Executive Offices)  (Zip Code)

Registrant's telephone number including area code:  (902) 802-8847

N/A
Former name, former address, and former fiscal year, if changed since last report

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☐    No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Larger accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 67,500,000 common and 8,000,000 preferred shares outstanding as of March 10, 2014.

COLORADO GOLD MINES, INC.
(Formerly Cascade Springs Ltd.)
(An Exploration Stage Company)
Balance Sheets
(Unaudited)

	June 30	March 31
	2013	2013
	(unaudited)
ASSETS

CURRENT ASSETS
Cash	$25	$25
TOTAL ASSETS	$25	$25

LIABILITIES & STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Contingent liabilities	177,270	177,270
Accrued expense	5,200	-
TOTAL LIABILITIES	182,470	177,270

STOCKHOLDERS' DEFICIT
Preferred stock, par value $0.00001; 20,000,000 shares authorized;
8,000,000 shares issued and outstanding at June 30, 2013 and March 31, 2013, respectively	80	80
Common stock, par value $0.00001, 500,000,000 shares and 100,000,000 shares authorized as of June 30, 2013 and March 31, 2013, respectively, 67,500,000 shares issued and outstanding
at June 30, 2013 and March 31, 2013	675	675
Additional paid-in capital	13,929,915	13,929,915
Deficit accumulated in the exploration stage	(14,113,115)	(14,107,915)
TOTAL STOCKHOLDERS' DEFICIT	(182,445)	(177,245)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$25	$25

The accompanying notes are an integral part of these unaudited financial statements.

COLORADO GOLD MINES, INC.
(Formerly Cascade Springs Ltd.)
(An Exploration Stage Company)
Statements of Operations
(Unaudited)

			For the period
			from January 19,
			2010 (Inception)
	For the three month period ended		through
	June 30		June 30
	2013	2012	2013

Costs and expenses:
Impairment expense	$-	$-	$13,860,000
Mineral exploration	-	-	10,582.00
General and administrative	5,200	10,345	244,255
Total expenses	5,200	10,345	14,114,837

Loss from operations	(5,200)	(10,345)	(14,114,837)

Cancellation of common stock	-	-	5,000
Interest expense	-	(1,174)	(3,278)
Other Income (Expense), net	-	(1,174)	1,722

Loss before income taxes	$(5,200)	$(11,519)	$(14,113,115)
Provision for income taxes	-	-	-
Net loss	$(5,200)	$(11,519)	$(14,113,115)

Net loss per share: Basic and diluted	$-	$-

Weighted average shares outstanding:
Basic and diluted	67,500,000	67,500,000

The accompanying notes are an integral part of these unaudited financial statements.

COLORADO GOLD MINES, INC.
(Formerly Cascade Springs Ltd.)
(An Exploration Stage Company)
Statements of Cash Flows
(Unaudited)

			For the period
			from January 19,
	For the three month period ended		2010 (Inception)
	June 30,		through June 30,
	2013	2012	2013

Operating Activities:

Net loss	$(5,200)	$(11,519)	$(14,113,115)
Adjustment to reconcile net loss to cash used in
operating activities:
Impairment expense - Global Resources Search Group	-	-	13,868,000
Forgiveness of loan	-	-	48,470
Impairment expense - Union Milling Company	-	-	(5,000)
Stock based compensation	-	725	2,900

Net change in:
Accounts payable	-	2,295	48,897
Accounts payable, related party	-	1,174	66,396
Accrued expense	5,200	-	5,200
Cash Flows Used In Operating Activities	-	(7,325)	(78,252)

Investing Activities:
Purchase of mineral property	-	-	(8,000)
Cash Flows Used in Investing Activities	-	-	(8,000)

Financing Activities:
Proceeds from issuance of common stock	-	-	24,300
Proceeds from notes payable, unrelated party	-	-	61,977
Proceeds from (payments to) related party, net	-	8,000	-
Cash Flows Provided By Financing Activities	-	8,000	86,277

Net Increase in Cash	-	675	25

Cash, beginning of period	25	3,298	-

Cash, end of period	$25	$3,973	$25

The accompanying notes are an integral part of these unaudited financial statements.

Colorado Gold Mines, Inc.
(Formerly Cascade Springs Ltd.)
(An Exploration Stage Company)
Notes to Financial Statements
(Unaudited)

Note 1 – Business

The Company was incorporated in Nevada as Cascade Springs Ltd. on January 19, 2010.  In 2012 the Company amended its Articles of Incorporation changing its name to Colorado Gold Mines, Inc.  The Company has been inactive since September 2012.

Note 2 – Basis of Presentation

Unaudited Interim Financial Statements

The unaudited interim financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). They do not include all information and footnotes required by GAAP for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended March 31, 2013 included in the Company’s Annual Report on Form 10-K filed with the SEC. The unaudited interim financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of management, all adjustments considered necessary for fair presentation have been made. Operating results for the three month period ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending March 31, 2014.

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

Recent Accounting Pronouncements

In April 2013, the FASB issued ASU No. 2013-07, Presentation of Financial Statements (Topic 205): Liquidation Basis of Accounting. The objective of ASU No. 2013-07 is to clarify when an entity should apply the liquidation basis of accounting and to provide principles for the measurement of assets and liabilities under the liquidation basis of accounting, as well as any required disclosures. The amendments in this standard is effective prospectively for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013, and interim reporting periods therein. We are evaluating the effect, if any, adoption of ASU No. 2013-07 will have on our financial statements

Note 3 – Going Concern

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year.  Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.  At June 30, 2013, the Company had not yet achieved profitable operations, had accumulated losses since its inception, had a working capital deficiency, and expects to incur further losses in the development of its business, all of which raise substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available or on terms acceptable to the Company.

Note 4 – Contingent Liabilities

As of June 30, 2013, the Company had a total of $177,270 of outstanding liabilities. As of this date, the Company recognizes these outstanding liabilities as a potential contingent liability. The Company’s legal counsel believes that the outstanding liabilities are expected to be paid back to the previous Company directors, Robert Sawatsky and Kelly Fielder, who had originally loaned money to the Company. However, there has been no resolution of this event.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operation

The Company was incorporated in Nevada as Cascade Springs Ltd. on January 19, 2010.  In 2012 the Company amended its Articles of Incorporation changing its name to Colorado Gold Mines, Inc.  The Company has been inactive since September 2012.

On July 27, 2012 the Company, through a wholly owned subsidiary, acquired a 50% interest in Union Milling Company, LLC (“Union”) from Denver Equity Corporation in exchange for 5,000,000 shares of the Company’s common stock.  Denver Equity Corporation is controlled by the Company’s former sole officer and director.

On September 20, 2012 Denver Equity Corporation lost its 50% interest in Union due to its inability to comply with the terms of its agreement with Union.  Consequently, the Company no longer has any interest in Union and its investment in Union has been expensed.

On December 31, 2012 the Company entered into an Option Agreement with Global Resources Search Group, Inc.  The agreement granted the Company an option to purchase 12 unpatented mining claims and one mill site claim located in Clark County, Nevada.

In consideration for the option, the Company issued to Global 8,000,000 shares of preferred stock.  Each preferred share entitles the holder to 40 votes on any matter which the Company’s shareholders are entitled to vote and is convertible at any time, at the option of the holder, into four shares of the Company’s common stock.

The Company did not exercise the option and the option expired.

As of January 10, 2014 Troy Grant became the Company’s sole officer and director and controlling shareholder.

During the period from its inception through June 30, 2013 the Company has not generated any revenue.  The Company has been inactive since September 2012.

The Company did not have any off balance sheet arrangements as of June 30, 2013.

Item 4.     Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

An evaluation was carried out under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report on Form 10-Q.  Disclosure controls and procedures are procedures designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-Q, is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and is communicated to our management, including our Principal Executive Officer and Principal Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.  Based on that evaluation, our management concluded that, as of June 30, 2013, our disclosure controls and procedures were not effective.

Significant Deficiencies in Disclosure Controls And Procedures

The Company is a small organization with limited personnel. The Company was unable to implement an effective system of disclosure controls and procedures as of the Evaluation Date. Nevertheless, management believes that this Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statement made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Report.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2013, that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II

Item 6.     Exhibits

Exhibit No.                      Description

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLORADO GOLD MINES, INC.

March 14, 2014	By:	/s/ Troy Grant
Troy Grant, Principal Executive, Financial
and Accounting Officer