Form 10-Q
period 2013-12-31
Colorado Gold Mines, Inc.
filed 2014-05-28
CIK 1518380

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACTOF 1934

For the quarterly period ended December 31, 2013

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 67,500,000 shares outstanding as of April 1, 2014.

COLORADO GOLD MINES, INC.
(Formerly Cascade Springs Ltd.)
(An Exploration Stage Company)
Balance Sheets

	December 31	March 31
	2013	2013
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$25	$25

TOTAL ASSETS	$25	$25

LIABILITIES & STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Account payable	$7,280
Contingent liabilities	$177,270	$177,270

TOTAL LIABILITIES	$184,550	$177,270

STOCKHOLDERS' DEFICIT
Preferred stock, par value $0.00001; authorized 20,000,000
shares authorized; 8,000,000 shares and no shares issued and outstanding
at December 31, 2013 and March 31, 2013, respectively	$80	$80
Common stock, par value $0.00001 par value, 500,000,000 shares and
100,000,000 shares authorized as of December 31, 2013 and March 31,2013, respectively,
67,500,000 shares issued and outstanding at December 31, 2013 and March 31, 2013,	$675	$675
Additional paid-in capital	$13,929,915	$13,929,915
Deficit accumulated in the exploration stage	$(14,115,195)	$(14,107,915)

TOTAL STOCKHOLDERS' DEFICIT	$(184,525)	$(177,245)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$25	$25

The accompanying notes are an integral part of these condensed financial statements.

COLORADO GOLD MINES, INC.
(Formerly Cascade Springs Ltd.)
(An Exploration Stage Company)
Statements of Operations
(Unaudited)

					For the period
					from January 19,
					2010 (Inception)
	For the three month period ended		For the nine month period ended		through
	December 31		December 31		December 31,
	2013	2012	2013	2012	2013

Costs and expenses:
Impairment expense	$-	$13,760,000	$-	$13,860,000	$13,868,000
Mineral exploration	-		-	-	10,582
General and administrative	1,040	15,000	7,280	137,640	238,335
Total expenses	1,040	13,775,000	7,280	13,997,640	14,116,917
			-
Loss from operations	(1,040)	(13,775,000)	(7,280)	(13,997,640)	(14,116,917)

Cancellation of common stock	-	5,000		5,000	5,000
Interest expense	-	-	-	(1,174)	(3,278)
Other income(expense) ,net	-	5,000	-	3,826	1,722

Loss before income taxes	(1,040)	(13,770,000)	(7,280)	(13,993,814)	(14,115,195)
Provision for income taxes	-	-	-	-	-
Net loss	$(1,040)	$(13,770,000)	$(7,280)	$(13,993,814)	$(14,115,195)

Net loss per share: Basic and diluted	$-	-	-	-

Weighted average shares outstanding:
Basic and diluted	67,500,000	69,160,000	67,500,000	67,500,000

The accompanying notes are an integral part of these condensed financial statements.

COLORADO GOLD MINES, INC.
(Formerly Cascade Springs Ltd.)
(An Exploration Stage Company)
Statements of Cash Flows
(Unduited )

			For the period
			from January 19,
			2010 (Inception)
	For the nine months period ended		through
	December 31		December 31
	2013	2012	2013

Operating Activities:
Net loss	$(7,280)	$(13,993,814)	$(14,115,195)
Adjustment to reconcile net loss to cash provided by (used in) operating activities:
Impairment expense - Global Resources Search Group	-	13,860,000	13,868,000
Forgiveness of loan	-	48,470	48,470
Impairment expense - Union Milling Company	-	(5,000)	(5,000)
Stock based compensation	-	725	2,900

Net change in:
Accounts payable	-	26,853	48,897
Accounts payable, related party	-	66,396	66,396
Accrued expense	7,280	-	7,280
Cash Flows Provided by (Used In) Operating Activities	-	3,630	(78,252)

Investing Activities:
Purchase of mineral property	-	-	(8,000)
Cash Flows Used in Investing Activities	-	-	(8,000)

Financing Activities:
Proceeds from issuance of common stock	-	-	24,300
Proceeds from notes payable, unrelated party	-	61,977	61,977
Proceeds from (payments to) related party, net	-	(68,880)	-
Cash Flows Provided By (Used In) Financing Activities	-	(6,903)	86,277

Net Increase (Decrease) in Cash	-	(3,273)	25
Cash, beginning of period	25	3,298	-
Cash, end of period	$25	$25	$25

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

Note 2 – Basis of Presentation

Unaudited Interim Financial Statements

The unaudited interim financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). They do not include all information and footnotes required by GAAP for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended March 31, 2013 included in the Company’s Annual Report on Form 10-K filed with the SEC. The unaudited interim financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of management, all adjustments considered necessary for fair presentation have been made. Operating results for the three month and nine month period ended December 31, 2013 are not necessarily indicative of the results that may be expected for the year ending March 31, 2014.

Summary of Significant Accounting Policies

The interim financial statements have, in management's opinion, been properly prepared within the framework of the significant accounting policies summarized below:

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

Note 3 – Going Concern

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year.  Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.  At December 31, 2013, the Company had not yet achieved profitable operations, had accumulated losses since its inception, had a working capital deficiency, and expects to incur further losses in the development of its business, all of which raise substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available or on terms acceptable to the Company.

Note 4 – Contingent Liabilities

As of December 31, 2013, the Company had a total of $177,270 of outstanding liabilities. As of this date, the Company recognizes these outstanding liabilities as a potential contingent liability. The Company’s legal counsel believes that the outstanding liabilities are expected to be paid back to the previous Company directors, Robert Sawatsky and Kelly Fielder, who had originally loaned money to the Company. However, there has been no resolution of this event.

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

The Company did not exercise the option.  In August 2013, Global Resources Search Group, Inc. sells 8,000,000 shares of Series A preferred stock of the Company to the CEO of the Company for a consideration of $100. Since this is a transaction between shareholders, hence there is no accounting treatment needed for the Company.

As of January 10, 2014 Troy Grant was the Company’s sole officer and director.

During the period from its inception through December 31, 2013 the Company has not generated any revenue.  The Company has been inactive since September 2012.

The Company did not have any off balance sheet arrangements as of December 31, 2013.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

An evaluation was carried out under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report on Form 10-Q.  Disclosure controls and procedures are procedures designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-Q, is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and is communicated to our management, including our Principal Executive Officer and Principal Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.  Based on that evaluation, our management concluded that, as December 31, 2013, our disclosure controls and procedures were not effective.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2013, that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

COLORADO GOLD MINES, INC.

April 8, 2014	By:	/s/ Troy Grant
Troy Grant
Principal Executive, Financial and Accounting Officer