Form 10-Q/A
period 2013-09-30
Buscar Oil, Inc.
filed 2014-10-14
CIK 1518380

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
Amendment 1
(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACTOF 1934

For the quarterly period ended September 30, 2013

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ____________

Commission File Number: 333-122009

BUSCAR OIL, INC.
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

As of March 23, 2014, there were 225,000 shares of the issuer’s common stock, $0.00001 par value per share, outstanding.

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013 for Buscar Oil, Inc., filed with the Securities and Exchange Commission on March 27, 2014, as amended (the “Form 10-Q”), is to correct the company type of Buscar Oil, Inc. to not a shell company and to update the management discussion and analysis section.

No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

Buscar Oil Inc.
(Formerly Colorado Gold Mines, Inc.)
(An Exploration Stage Company)
Balance Sheets
(Unaudited)

	September 30	March 31
	2013	2013
	(unaudited)
ASSETS
CURRENT ASSETS	25	25
Cash
TOTAL ASSETS	$25	$25

LIABILITIES & STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Contingent liabilities	177,270	177,270
Accrued expense	6,240	-
TOTAL LIABILITIES	183,510	177,270

STOCKHOLDERS' DEFICIT
Preferred stock, par value $0.00001; 20,000,000
shares authorized; 8,000,000 shares issued
and outstanding at September 30, 2013 and March 31, 2013, respectively	80	80
Common stock, par value $0.00001, 500,000,000 shares and
100,000,000 shares authorized as of September 30, 2013 and March 31,
2013, respectively, 225,000 shares issued and outstanding at
September 30, 2013 and March 31, 2013 (1)	675	675
Additional paid-in capital	13,929,915	13,929,915
Deficit accumulated in the exploration stage	(14,114,155)	(14,107,915)
TOTAL STOCKHOLDERS' DEFICIT	(183,485)	(177,245)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$25	$25

(1) All common share amounts and per share amounts in these financial statements reflect the 1-for-300 share reverse split of the issued and outstanding shares of common stock of the Company, effective June 18, 2014, including retroactive adjustment of common share amounts.

The accompanying notes are an integral part of these condensed financial statements.

Buscar Oil, INC.
(Formerly Colorado Gold Mines Inc)
(An Exploration Stage Company)
Statements of Operations
(Unaudited)

					For the period from
					January 19, 2010
					(Inception)
	For the three month period ended		For the six month period ended		through
	September 30,		September 30,		September 30,
	2013	2012	2013	2012	2013

Costs and expenses:
Impairment expense	$-	$100,000	$-	$100,000	$13,868,000
Mineral exploration	-	-	-	-	10,582
General and administrative	1,040	112,295	6,240	122,640	237,295
Total expenses	1,040	212,295	6,240	222,640	14,115,877

Loss from operations	(1,040)	(212,295)	(6,240)	(222,640)	(14,115,877)

Cancellation of common stock	-	-	-	-	5,000
Interest expense	-	-	-	(1,174)	(3,278)
Other income (expense), net	-	-	-	(1,174)	1,722

Loss before income taxes	(1,040)	(212,295)	(6,240)	(223,814)	(14,114,155)
Provision for income taxes	-	-	-	-	-
Net loss	$(1,040)	$(212,295)	$(6,240)	$(223,814)	$(14,114,155)
				-
Net loss per share: Basic and diluted	$(0.005)	(0.92)	(0.03)	(0.99)

Weighted average shares outstanding:
Basic and diluted	225,000	230,533	225,000	225,277

The accompanying notes are an integral part of these condensed financial statements

Buscar Oil, INC.
(Formerly Colorado Gold Mines Inc.)
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

The accompanying notes are an integral part of these condensed financial statements

Buscar Oil, Inc.
(Formerly Colorado Gold Mines Inc .)
(An Exploration Stage Company)
Notes to Financial Statements
(Unaudited)

Note 1 – Business

The Company was incorporated in Nevada as Cascade Springs Ltd. on January 19, 2010.  In 2012 the Company amended its Articles of Incorporation changing its name to Colorado Gold Mines, Inc.  On July 28, 2014, the Company amended its Articles of Incorporation changing its name to Buscar Oil, Inc.  Buscar Oil, Inc. is seeking opportunities in the exploration and production of oil and gas. The Company is actively reviewing opportunities that are known to have historic production or present production, providing a low risk opportunity for production and cash flow.  The projects are de-risked based on its historic or present production of near production potential. The recoverability of any amounts of oil and gas at economic levels and the definition of reserves is also contingent of the ability of the Company to obtain the necessary financing to complete testing, exploration and development of the Company's interests.  Management has extensive resource contacts and experience in Canada, USA, Africa, South America and the growth plan for Buscar will seek opportunities in these jurisdictions, if feasible

Note 2 – Basis of Presentation

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

Summary of Significant Accounting Policies

The financial statements have, in management's opinion, been properly prepared within the framework of the significant accounting policies summarized below:

The accompanying financial statements of Buscar Oil,Inc. (formerly Colorado Gold Mines, Inc.) (the "Company") have been prepared in accordance with accounting  principles  generally accepted in the  United  States  of  America  and the  rules of the  Securities  and Exchange  Commission  ("SEC”).

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operation

The Company was incorporated in Nevada as Cascade Springs Ltd. on January 19, 2010.  In 2012 the Company amended its Articles of Incorporation changing its name to Colorado Gold Mines, Inc.  Then, on July 28, 2014, the Company amended its Articles of Incorporation changing its name to Buscar Oil, Inc.

From our inception through September 30, 2013, we have not generated any revenue.

We did not have any off balance sheet arrangements as of September 30, 2013.

On July 1, 2013, Troy Grant became our sole officer and director any.  Since his appointment Mr. Grant has reviewed opportunities for oil and gas properties.  Mr. Grant uses the services of Terry Christopher, a geologist and Vaughn Hughes, a petroleum engineer on an as needed basis to assist in evaluating potential oil and gas properties.  Under Mr. Grant’s direction, we have evaluated various oil and gas properties including but not limited to:

●    the“Heart of Texas” field located in Bell, Lampasas and Burnet counties of Texas
●    Jennings Oil Field, in Northwestern Creek County, Oklahoma
●    Mesa-Bridges Prospect, Palo Pinto County, Texas
●    Blanche Prospect, Pawnee County, Oklahoma
●    Queen City project in Texas
●    North Forty Prospect in Kentucky

The selection of prospects for oil and natural gas drilling, the drilling, ownership and operation of oil and natural gas wells, and the ownership of non-operating interests in oil and natural gas properties is highly speculative.   There is no assurance that we will be successful in locating or evaluating profitable oil and gas properties. Even if we are  successful in negotiating interests in oil and gas properties, there is no assurance we will locate hydrocarbons or that we will be profitable.

We cannot predict whether any prospect will produce oil or natural gas or commercial quantities of oil or natural gas, nor can we predict the amount of time it will take to recover any oil or natural gas we do produce. Drilling activities may be unprofitable, not only from non-productive wells, but from wells that do not produce oil or natural gas in sufficient quantities or quality to return a profit. Delays and added expenses may also be caused by poor weather conditions affecting, among other things, the ability to lay pipelines. In addition, ground water, various clays, lack of porosity and permeability may hinder, restrict or even make production impractical or impossible.  As a result, investors could lose their entire investment in our common shares.

We recently changed our business plan to the identification and development of oil and gas properties. We have no operating history upon which an evaluation of our future success or failure can be made. We have net losses since in caption and have never generated revenues.   We do not have any current prospects for future revenues.  Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

●    our ability to locate an oil and gas lease
●    our ability to sell petroleum related equipment
●    our ability to sell oil and gas
●    our ability to reduce exploration costs.

Based upon current plans, we expect to incur operating losses in future periods.  This will happen because there are expenses associated with the research and exploration of our properties.  As a result, we may not generate revenues in the future.  Failure to generate revenues will cause us to suspend or cease operations.

Because we are a small company that has never generated revenues and do not have any capital, we must raise money.   If we can’t raise any capital, we will have to cease operations.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.

BUSCAR OIL, INC.

October 10, 2014	By:	/s/ Troy Grant
Troy Grant
Principal Executive, Financial
and Accounting Officer