Form 10-Q/A
period 2013-12-31
Buscar Oil, Inc.
filed 2014-10-14
CIK 1518380

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

As of April 1, 2014, there were 225,000 shares of the issuer’s common stock, $0.00001 par value per share, outstanding.

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2013 for Buscar Oil, Inc., filed with the Securities and Exchange Commission on May 28, 2014, as amended (the “Form 10-Q”), is to correct the company type of Buscar Oil, Inc. to not a shell company and to update the management discussion and analysis section.

No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

Buscar Oil, INC.
(Formerly Colorado Gold Mines, Inc.)
(An Exploration Stage Company)
Balance Sheets

	December 31	March 31
	2013	2013
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$25	$25

TOTAL ASSETS	$25	$25

LIABILITIES & STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Account payable	$7,280
Contingent liabilities	$177,270	$177,270

TOTAL LIABILITIES	$184,550	$177,270

STOCKHOLDERS' DEFICIT
Preferred stock, par value $0.00001; authorized 20,000,000
shares authorized; 8,000,000 shares and no shares issued and outstanding
at December 31, 2013 and March 31, 2013, respectively	$80	$80
Common stock, par value $0.00001 par value, 500,000,000 shares and
100,000,000 shares authorized as of December 31, 2013 and March 31,2013, respectively,
225,000 shares issued and outstanding at December 31, 2013 and March 31, 2013 (1)	$675	$675
Additional paid-in capital	$13,929,915	$13,929,915
Deficit accumulated in the exploration stage	$(14,115,195)	$(14,107,915)

TOTAL STOCKHOLDERS' DEFICIT	$(184,525)	$(177,245)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$25	$25

(1) All common share amounts and per share amounts in these financial statements reflect the 1-for-300 share reverse split of the issued and outstanding shares of common stock of the Company, effective June 18, 2014, including retroactive adjustment of common share amounts.

The accompanying notes are an integral part of these condensed financial statements.

Buscar Oil, INC.
(Formerly Colorado Gold Mines, Inc.)
(An Exploration Stage Company)
Statements of Operations
(Unaudited)

					For the period
					from January 19,
					2010 (Inception)
	For the three month period ended		For the nine month period ended		through
	December 31		December 31		December 31,
	2013	2012	2013	2012	2013

Costs and expenses:
Impairment expense	$-	$13,760,000	$-	$13,860,000	$13,868,000
Mineral exploration	-		-	-	10,582
General and administrative	1,040	15,000	7,280	137,640	238,335
Total expenses	1,040	13,775,000	7,280	13,997,640	14,116,917
			-
Loss from operations	(1,040)	(13,775,000)	(7,280)	(13,997,640)	(14,116,917)

Cancellation of common stock	-	5,000		5,000	5,000
Interest expense	-	-	-	(1,174)	(3,278)
Other income(expense) ,net	-	5,000	-	3,826	1,722

Loss before income taxes	(1,040)	(13,770,000)	(7,280)	(13,993,814)	(14,115,195)
Provision for income taxes	-	-	-	-	-
Net loss	$(1,040)	$(13,770,000)	$(7,280)	$(13,993,814)	$(14,115,195)

Net loss per share: Basic and diluted	$(0.005)	(5.97)	(0.03)	(62,19)

Weighted average shares outstanding:
Basic and diluted	225,000	230,533	225,000	225,0000

The accompanying notes are an integral part of these condensed financial statements.

Buscar Oil, INC.
(Formerly Colorado Gold Mines, Inc.)
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

Buscar Oil, Inc.
(Formerly Colorado Gold Mines, Inc .)
(An Exploration Stage Company)
Notes to Financial Statements
(Unaudited)

Note 1 – Business

The Company was incorporated in Nevada as Cascade Springs Ltd. on January 19, 2010.  In 2012 the Company amended its Articles of Incorporation changing its name to Colorado Gold Mines, Inc. On  July 28, 2014, the Company amended its Articles of Incorporation changing its name to Buscar Oil, Inc. Buscar Oil, Inc. is seeking opportunities in the exploration and production of oil and gas. Buscar is actively reviewing opportunities that are known to have historic production or present production, providing a low risk opportunity for production and cash flow.  The projects are de-risked based on its historic or present production of near production potential. The recoverability of any amounts of oil and gas at economic levels and the definition of reserves is also contingent of the ability of the Company to obtain the necessary financing to complete  testing, exploration and development of the Company's  interests.  Management has extensive resource contacts and experience in Canada, USA, Africa, South America and the growth plan for Buscar will seek opportunities in these jurisdictions, if feasible.

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

Summary of Significant Accounting Policies

The interim financial statements have, in management's opinion, been properly prepared within the framework of the significant accounting policies summarized below:

The accompanying financial statements of Buscar Oil, Inc. (formerly Colorado Gold Mines, Inc.) (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC”).

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

From our inception through December 31, 2013, did not generate revenue.

We did not have any off balance sheet arrangements as of December 31, 2013.

On July 1, 2013, Troy Grant became our sole officer and director any.  Since his appointment Mr. Grant has reviewed opportunities for oil and gas properties.  Mr. Grant uses the services of Terry Christopher, a geologist and Vaughn Hughes, a petroleum engineer on an as needed basis to assist in evaluating potential oil and gas properties.  Under Mr. Grant’s direction, we have evaluated various oil and gas properties including but not limited to:

●    the “Heart of Texas” field located in Bell, Lampasas and Burnet counties of Texas
●    Jennings Oil Field, in Northwestern Creek County, Oklahoma
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