Form 10-K
period 2014-03-31
Buscar Oil, Inc.
filed 2014-10-17
CIK 1518380

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2014

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________to ___________

Commission File No.

Buscar Oil, Inc. (Formerly Colorado Gold Mines, Inc)

 (Name of small business issuer in its charter)

Nevada	68-0681435
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

111 Ahmadi Crescent, Bedford Nova Scotia Canada	B4AE5
(Address of principal executive offices)	(Zip Code)

(626) 581-3335

(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class registered:	Name of each exchange on which registered:
None	None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐ No ☒

As of October 16, 2014, we had 225,000 shares of its common stock outstanding.

CAUTIONARY NOTE FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Report”) contains “forward-looking statements” within the meaning of the Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “predict,” “project,” “forecast,” “potential,” “continue” negatives thereof or similar expressions. These forward-looking statements are found at various places throughout this Report and include information concerning possible or assumed future results of our operations; business strategies; future cash flows; financing plans; plans and objectives of management; any other statements regarding future operations, future cash needs, business plans and future financial results, and any other statements that are not historical facts.

From time to time, forward-looking statements also are included in our other periodic reports on Forms 10-Q and 8-K, in our press releases, in our presentations, on our website and in other materials released to the public.  Any or all of the forward-looking statements included in this Report and in any other reports or public statements made by us are not guarantees of future performance and may turn out to be inaccurate. These forward-looking statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors.  Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Report. All subsequent written and oral forward-looking statements concerning other matters addressed in this Report and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Report.

Except to the extent required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, a change in events, conditions, circumstances or assumptions underlying such statements, or otherwise.

PART I

Item 1.    Business

Buscar Oil, Inc. (the “Company”, “us”, “we” or “our”) was incorporated in Nevada as Cascade Springs Ltd. on January 19, 2010.  In 2012,  we amended our Articles of Incorporation to change our name to Colorado Gold Mines, Inc.    On June 18, 2014, Troy Grant, our sole director and majority shareholder approved: (i) an to our Articles of Incorporation changing our name to Buscar Oil, Inc  and a 1-for- 300 share reverse stock split (the “Reverse Split”) of the our issued and outstanding common stock .  The Reverse Split reduced our outstanding common shares from 67,500,000  to 225,000 shares.

From our inception through December 31, 2013, we did not generate revenue.  We recently changed our business plan to the identification and development of oil and gas properties. We have no operating history upon which an evaluation of our future success or failure can be made. We have net losses since in caption and have never generated revenues.   We do not have any current prospects for future revenues.  Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

● our ability to locate an oil and gas lease for a property with oil and/or gas reserves
● our ability to locate hydrocarbons that can be extracted in a cost effective manner
● our ability to sell oil and gas
● our ability to fund exploration costs.

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

● Espree Project in Texas

● Jennings Oil Field, in Northwestern Creek County, Oklahoma

● Mesa-Bridges Prospect, Palo Pinto County, Texas

● Blanche Prospect, Pawnee County, Oklahoma
● Queen City project in Texas
● North Forty Prospect in Kentucky

● Baston Salt Dome located in Texas

● Revard Project near Tulsa, Oklahoma

Mr. Grant also considered various operators for our target properties.

During the first half of 2014, Mr. Christopher analyzed geologic logs, government supplied well data, maps, leases, and information on pipelines for various properties as needed.   On June 6, 2014, we acquired a 100% working and 75% ownership interest in a property known as Tercho 2 Lease in Erie County, Pennsylvania.

As of March 31, 2014, Troy Grant was our sole officer and director and only employee.  We use the services of consultants on an as needed basis. Achievement of our business objective is dependent upon the judgment, skill and knowledge of Mr. Grant. There can be no assurance that a suitable replacement could be found for any of our officers upon their retirement, resignation, inability to act on our behalf, or death.

Our auditors have issued a going concern  opinion  and the reasons noted for issuing the opinion are our lack of revenues and capital.

Factors that make this offering highly speculative or risky are:

● We require funding for our operations and have not located and may not be able to obtain financing in the future;

● There is a very limited market for our common shares;

● We have no revenues or sales;

● We are start -up business;

● We have no experience in oil and gas business as a company;

● We will likely issue shares in the future for services and to raise capital which will dilute investors and our existing stockholders;

● We are a penny stock;

● We have a poor financial condition and are undercapitalized;

● We may never locate hydrocarbons on any properties we acquire and even if we do locate hydrocarbons, we may not be able to operate profitably;

● Our officers and directors have no experience in running a public company.

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

We did not have any off balance sheet arrangements as of March 31, 2014.

Industry and Economic Factors

We will face many factors inherent in the oil and gas industry, including widely fluctuating oil and gas prices. Historically, oil and gas markets have been cyclical and volatile, with future price movements difficult to predict. While revenues will be a function of both production and prices, wide swings in prices will have the greatest impact on results of operations.

Operations in the oil and gas industry entail significant complexities. Our oil and gas properties have past histories of production even though production ceased prior to our obtaining any interest in the non-productive properties. The production records can serve as the basis for evaluation of potential future production using new technologies; however, such evaluation is difficult if not impossible to determine conclusively the amount of oil and gas, the cost of development, or the rate at which oil and gas may be produced.

Market for Oil and Gas Production

The market for oil and gas production is regulated by both the state and federal governments. The overall market is mature and, with the exception of gas, all producers in a producing region will receive the same price. Purchasers or gatherers will typically purchase all crude oil offered for sale at posted field prices, which are adjusted for quality difference from the “Benchmark”.  We have not determined a benchmark price and will not do so unless we locate reserves. Further, until we know the quality of any reserves we locate we cannot establish a benchmark price. If we locate reserves oil and/or gas will be pumped from wells and stored in tanks at the well site where the purchaser normally will pick up the oil, but in some instances there may be deductions for transportation from the well head to the sales point.

If we locate oil and/or gas, it will be gathered through connections between our gas wells and our pipeline transmission system. Gas purchasers would pay us 100 percent of the sale proceeds of our oil and gas each month for the previous month’s sales. We will be responsible for all distributions. There is no standard price for gas and prices will fluctuate with the seasons and the general market conditions.

Customers

We presently do not have customers for any oil and/or gas that we may locate or produce.

Competition

The oil and gas industry is highly competitive. Our competitors and potential competitors include major oil companies and independent producers of varying sizes, all of which are engaged in the acquisition of producing properties and the exploration and development of prospects. Most of our competitors have greater financial, personnel and other resources than we have. Consequently, they have greater leverage to use in hiring personnel, brand name recognition and marketing oil and gas. Accordingly, a high degree of competition in these areas will continue.

Governmental Regulation

General

The production and sale of oil and gas is subject to regulation by state, federal, and local authorities. In most areas, there are statutory provisions regulating the production of oil and natural gas under which administrative agencies may set allowable rates of production and enact rules in connection with the operation and production of such wells, ascertain and determine the reasonable market demand of oil and gas, and adjust allowable rates.

The sale of liquid oil and gas is subject to federal regulation under the Energy Policy and Conservation Act of 1975, which amended various acts, including the Emergency Petroleum Allocation Act of 1973. These regulations and controls included mandatory restrictions upon the prices at which most domestic crude oil and various petroleum products could be sold. All price controls and restrictions on the sale of crude oil at the wellhead have been withdrawn. It is possible, however, that such controls may be again imposed in the future but when, if ever, such re-imposition might occur and the effect thereof on us cannot be predicted.

The sale of certain categories of natural gas in interstate commerce is subject to regulation under the Natural Gas Act and the Natural Gas Policy Act of 1978 (“NGPA”). Under the NGPA, a comprehensive set of statutory ceiling prices applies to all first sales of natural gas unless the gas is specifically exempt from regulation (i.e., unless the gas is “deregulated”). Administration and enforcement of the NGPA ceiling prices are delegated to the Federal Energy Regulatory Commission (“FERC”). In June 1986, FERC issued Order No. 451, which, in general, is designed to provide a higher NGPA ceiling price for certain vintages of old gas. It is possible that we may in the future discover significant amounts of natural gas subject to NGPA price regulations and/or FERC Order No. 451.

Our operations are subject to extensive and continually changing regulations because legislation affecting the oil and natural gas industry is under constant review for amendment and expansion. Many departments and agencies, both federal and state, are authorized by statute to issue and have issued rules and regulations binding on the oil and natural gas industry and its individual participants. The failure to comply with such rules and regulations can result in large penalties. The regulatory burden on this industry increases our cost of doing business and, therefore, affects our potential profitability.

Transportation

There are no material permits or licenses required beyond those currently held by us or incident to our operations.

We can make sales of oil, natural gas and condensate at market prices, which are not subject to price controls at this time. The price that we receive from the sale of any oil and gas we locate, if any, is affected by our ability to transport and the cost of transporting these products to market. Under applicable laws, FERC regulates the construction of natural gas pipeline facilities, and the rates for transportation of these products in interstate commerce.

Effective as of January 1, 1995, FERC implemented regulations establishing an indexing system for transportation rates for oil. These regulations could increase the cost of transporting oil to the purchaser.

Regulation of Drilling and Production

Our proposed operations are subject to regulation under a wide range of state and federal statutes, rules, orders and regulations. Among other matters, these statutes and regulations govern the:

● amounts and types of substances and materials that may be released into the environment;

● discharge and disposition of waste materials;

● reclamation and abandonment of wells and facility sites; and

● remediation of contaminated sites.

In order to comply with these statutes and regulations, we are required to obtain permits for drilling operations, drilling bonds, and reports concerning operations. Kentucky laws contain provisions for the unitization or pooling of oil and natural gas properties, the establishment of maximum rates of production from oil and natural gas wells, and the regulation of the spacing, plugging, and abandonment of wells.

Environmental Regulations

Our operations are affected by the various state, local and federal environmental laws and regulations, including the Oil Pollution Act of 1990, Federal Water Pollution Control Act, and Toxic Substances Control Act. The Comprehensive Environmental, Response, Compensation, and Liability Act (“CERCLA”) and comparable state statutes impose strict, joint and several liabilities on owners and operators of sites and on persons who disposed of or arranged for the disposal of “hazardous substances” found at such sites. It is not uncommon for the neighboring land owners and other third parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment. The Federal Resource Conservation and Recovery Act (“RCRA”) and comparable state statutes govern the disposal of “solid waste” and “hazardous waste” and authorize the imposition of substantial fines and penalties for noncompliance. Although CERCLA currently excludes petroleum from its definition of “hazardous substance,” state laws affecting our operations may impose cleanup liability relating to petroleum and petroleum related products. In addition, although RCRA classifies certain oil field wastes as “non-hazardous,” such exploration and production wastes could be reclassified as hazardous wastes thereby making such wastes subject to more stringent handling and disposal requirements.

Generally, environmental laws and regulations govern the discharge of materials into the environment or the disposal of waste materials, or otherwise relate to the protection of the environment. In particular, the following activities are subject to stringent environmental regulations:

● drilling;

● development and production operations;

● activities in connection with storage and transportation of oil and oil and gas; and

● use of facilities for treating, processing or otherwise handling oil and gas and wastes.

Violations are subject to reporting requirements, civil penalties and criminal sanctions. As with the industry generally, compliance with existing regulations increases our overall business costs, which are difficult to determine. Such areas affected include:

● unit production expenses primarily related to the control and limitation of air emissions and the disposal of produced water;

● capital costs to drill exploration and development wells resulting from expenses primarily related to the management and disposal of drilling fluids and other oil and natural gas exploration wastes; and

● capital costs to construct, maintain and upgrade equipment and facilities and remediate, plug, and abandon inactive well sites and pits.

Environmental regulations historically have been subject to frequent change by regulatory authorities. Therefore, we are unable to predict the ongoing cost of compliance with these laws and regulations or the future impact of such regulations on operations. However, we do not believe that changes to these regulations will have a significant negative impact on the development of our oil and gas properties.

Any discharge of oil and gas into the environment could subject us to substantial expense, including both the cost to comply with applicable regulations pertaining to the cleanup of releases of hazardous substances into the environment and claims by neighboring landowners and other third parties for personal injury and property damage. We do not maintain insurance for protection against environmental liabilities.

Research and Development

We have not spent any funds on research and development.

Employees

As of March 31, 2014, we had one full-time employee who is our sole officer and director. We intend to retain the services of prospectors and consultants on a contract basis to conduct the exploration programs on our mineral claims and to assist with regulatory compliance and preparation of financial statements. We do not intend to hire a qualified geologist at this time.

Proprietary Rights

We do not have any proprietary rights.

Item 1A.    Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Item 1B.    Unresolved Staff Comments

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Item 2.    Properties

We occupy 700 square feet at 111 Ahmadi Crescent Bedford, Nova Scotia, Canada  B4A4E5 pursuant to a written lease agreement with Troy Grant, our sole officer and director.  The lease agreement has a term of one year and terminates August 1, 2015.  We pay monthly rents of $500 per month.  We believe this location is sufficient for our current needs.

Item 3.    Legal Proceedings

From time to time, we may become involved in various lawsuits and legal proceedings, which arise, in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition or operating results.

Item 4.    Mine Safety Disclosures

Not applicable.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Set forth below are the range of high and low quotations for our common stock for the periods indicated as reported on the OTC Bulletin Board. The market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

Our common stock began trading the OTC Bulletin Board under the symbol “CGLD” on January 18, 2013.  Prior to that time, our common stock was not listed on an exchange or quoted on an interdealer quotation system.

Quarter Ending	High	Low
12/31/2012	--	--
3/28/2013	$0.04	$0.03
6/28/2013	$0.01	$0.01
9/30/2013	$0.01	$0.01
12/31/2013	$0.00	$0.00
3/31/2014	$0.01	$0.01
6/30/2014	$0.01	$0.01
9/30/2014	$0.01	$0.01

Holders

As of October 16, 2014 we had 10 shareholders of our common stock.

Transfer Agent and Registrar

Empire Stock Transfer is currently the transfer agent and registrar for our common stock. Its address is 1859 Whitney Mesa Drive, Henderson Nevada 89014. Its phone number is 702-818-5898.

Authorized Capital Stock

We are authorized to issue 500,000,000 shares of common stock and 20,000,000 shares of preferred stock, of which 8,000,000 shares are designated as Series A Preferred Shares. As of March 31, 2014, and October 16, 2014, we had 225,000 shares of common stock outstanding.  As of March 31, 2014, and October 16, 2014, we had 8,000,000 Series A Preferred Shares outstanding.

Common Stock

Each share of our common stock entitles its holder to one vote in the election of each director and on all other matters voted on generally by our stockholders, other than any matter that (1) solely relates to the terms of any outstanding series of preferred stock or the number of shares of that series and (2) does not affect the number of authorized shares of preferred stock or the powers, privileges and rights pertaining to the common stock. No share of our common stock affords any cumulative voting rights. This means that the holders of a majority of the voting power of the shares voting for the election of directors can elect all directors to be elected if they choose to do so.

Holders of our common stock will be entitled to dividends in such amounts and at such times as our Board of Directors in its discretion may declare out of funds legally available for the payment of dividends. We currently intend to retain our entire available discretionary cash flow to finance the growth, development and expansion of our business and do not anticipate paying any cash dividends on the common stock in the foreseeable future.

Any future dividends will be paid at the discretion of our Board of Directors after taking into account various factors, including:

 ●

general business conditions;

 ●

industry practice;

 ●

our financial condition and performance;

 ●

our future prospects;

 ●

our cash needs and capital investment plans;

 ●

our obligations to holders of any preferred stock we may issue;

 ●

income tax consequences; and

 ●

the restrictions Delaware and other applicable laws and our credit arrangements then impose.

If we liquidate or dissolve our business, the holders of our common stock will share ratably in all our assets that are available for distribution to our stockholders after our creditors are paid in full and the holders of all series of our outstanding preferred stock, if any, receive their liquidation preferences in full.

Our common stock has no preemptive rights and is not convertible or redeemable or entitled to the benefits of any sinking or repurchase fund.

Dividends

Since inception we have not paid any dividends on our common stock. We currently do not anticipate paying any cash dividends in the foreseeable future on our common stock, when issued pursuant to this offering. Although we intend to retain our earnings, if any, to finance the exploration and growth of our business, our Board of Directors will have the discretion to declare and pay dividends in the future. Payment of dividends in the future will depend upon our earnings, capital requirements, and other factors, which our Board of Directors may deem relevant.

Securities Authorized for Issuance Under Equity Compensation Plans

We presently do not have any equity based or other long-term incentive programs. In the future, we may adopt and establish an equity-based or other long-term incentive plan if it is in the best interest of the Company and our stockholders to do so.

Preferred Shares

We have 8,000,000 shares of Series A Preferred Stock outstanding which have the rights, designations and preferences below:

● each one (1) share of Series A Preferred Stock is entitled to dividends declared on our common stock;

● each one (1) share of Series A Preferred Stock is entitled to forty (40) votes on all matters submitted to a vote of our common stockholders;

● each one (1) share of Series A Preferred Stock shall be convertible into four (4) shares of our common stock;

● upon our Liquidation, dissolution or winding up the holders of the Series A Preferred Shares shall be entitled to receive $.01 per share held; and

● if  at any time, we enter into a recapitalization of our common stock including a stock split, the holders of the Series A Preferred Stock shall be entitled to receive upon conversion of the Series A Preferred Stock the number of shares of common stock or other securities or property of the Company to which a holder of shares of common stock deliverable upon conversion of the Series A Preferred shares would have been entitled to receive immediately prior to such recapitalization.

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

In the two years prior to this Offering, we offered and sold securities below. None of the issuances involved underwriters, underwriting discounts or commissions. We relied upon Sections 4(2) of the Securities Act, and Rule 506 of the Securities Act of 1933, as amended for the offer and sale of the securities.

We believed these exemptions were available because:

● We are not a blank check company;

●  Sales were not made by general solicitation or advertising;

● All certificates had restrictive legends; and

●  Sales were made to persons with a pre-existing relationship to our chief executive officer and sole director, Troy Grant.

On April 3, 2014 we sold 800,000 post-split shares of our common stock to Terry Christopher at a per share price of $.05 or an aggregate of $40,000.

On April 3, 2014, we sold 500,000 post-split shares of our common stock to Robin Ross at a per share price of $.05 or an aggregate of $25,000.

On August 1, 2014, we issued 1,200,000 shares to Terry Christopher in exchange for services rendered.

Item 6.    Selected Financial Data

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Item 7.

Management's Discussion And Analysis Of Financial Condition And Plan Of Operation

The discussion and analysis of our financial condition and results of operations are based on our financial statements, which we have prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenues and expenses during the reporting periods. On an ongoing basis, we evaluate estimates and judgments, including those described in greater detail below. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

As used in this "Management's Discussion and Analysis of Financial Condition and Results of Operation," except where the context otherwise requires, the term "we," "us," or "our," refers to the business of Buscar Oil, Inc.

 Critical Accounting Policies and Estimates

 Our significant accounting policies are described in the notes to our accompanying financial statements.

Pursuant to the JOBS Act of 2012, as an emerging growth company, we can elect to opt out of the extended transition period for any new or revised accounting standards that may be issued by the PCAOB or the SEC.

We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the standard for the private company. This may make comparison of the our financial statements with any other public company which is not either an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible as possible different or revised standards may be used.

Although we are still evaluating the JOBS Act, it currently intends to take advantage of some or all of the reduced regulatory and reporting requirements that will be available to it so long as it qualifies as an “emerging growth company”.  We have elected not to opt out of the extension of time to comply with new or revised financial accounting standards available under Section 102(b) of the JOBS Act. Among other things, this means that our independent registered public accounting firm will not be required to provide an attestation report on the effectiveness of our internal control over financial reporting so long as it qualifies as an emerging growth company, which may increase the risk that weaknesses or deficiencies in the internal control over financial reporting go undetected. Likewise, so long as it qualifies as an emerging growth company, we may elect not to provide certain information, including certain financial information and certain information regarding compensation of executive officers that would otherwise have been required to provide in filings with the SEC, which may make it more difficult for investors and securities analysts to evaluate us. As a result, investor confidence in us and the market price of our common stock may be adversely affected.

Use of Estimates

Financial statements prepared in accordance with U.S. GAAP require management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Among other things, management makes estimates relating to the fair value of financial instruments and the valuation allowance related to deferred income tax assets. Actual results could differ from those estimates.

Results of Operations and Financial Condition for the years ended March 31, 2014 and 2013

	For the Year Ended
	March 31
	2014	2013

Costs and expenses:

Impairment expense	-	13,860,000
Mineral exploration	$ -	$ -
General and administrative	33,576	154,080
Total expenses	33,576	14,014,080

Net loss from operations	(33,576)	(14,014,080)

Cancellation of common stock	-	5,000
Interest expense	-	(1,174)

Net loss	$ (33,576)	$ (14,010,254)

Net loss per share: Basic and diluted	$ (0.15)	$ (62.27)

Weighted average shares outstanding:
Basic and diluted	225,000	225,000

We have not generated any revenues or incurred any cost of revenues as of March 31, 2014. During the period from the inception January 19, 2010 through March 31, 2014, we had operating expenses of $14,141,491 which primarily represented an impairment charge of $13,860,000 associated with Denver Equity losing our 50% interest in the Union Mill, as well as consulting and legal fees of $271,911 in order to comply with regulatory requirements.

There is no assurance that we will ever be profitable. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should we be unable to continue as a going concern.

Liquidity and Capital Resources

During the twelve months ended March 31, 2014, cash used in operating activities was $NIL. This was primarily the result of our net loss of $33,576, offset by an increase in accounts payable of $33,576.

During the twelve months ended March 31, 2014, cash used in investing activities was $NIL.

During the twelve months ended March 31, 2014, cash provided by financing activities amounted to $NIL.

As of March 31, 2014, we had cash available of $25. We plan to raise additional debt and equity financing to meet our obligations as they become due.

Off-Balance Sheet Arrangements

We did not have any off balance sheet arrangements as of March 31, 2014.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are not required to provide the information required by this Item because we are a smaller reporting company.

Item 8.

Financial Statements

See the financial statements attached to this report. Our financial statements as of and for the year ended March 31, 2013 and 2014, included in this report have been audited by Anton & Chia, LLP as set forth in this Report.

Item  9.

Changes In And Disagreements With Accountants

There have been no disagreements with our auditor regarding accounting and financial disclosure.

Item 9A.  Controls And Procedures

Management’s Report on Disclosure Control

Under the direction and with the participation of our management, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2014.  We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic reports with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching our desired disclosure control objectives. Based upon this evaluation, management concluded that our disclosure controls and procedures were not effective as of March 31, 2014.

Management’s Report on Internal Control over Financial Reporting

Our management evaluated the effectiveness of our internal control over financial reporting as of March 31, 2014 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO Framework. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls.

Based on this assessment, management concluded that our internal control over financial reporting was not effective as of March 31, 2014.

Changes in Internal Controls.

There have been no changes to our internal control over financial reporting that occurred during the year ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B.

Other Information

Not applicable.

Item 10.

Directors, Executive Officers, Promoters And Control Persons

Our officers and directors as of the year ending March 31, 2014, are set forth below.

Name

Age

Position

Troy Grant

40

President, Chief Executive Officer and Director

Mr. Grant was appointed as our sole officer and director on July 1, 2013.  Since May 2011, Mr. Grant has been the Chief Executive Office of Elcora Resources.  Between May 2010 and September 2010, Mr. Grant was employed by Grafton Securities in its Institutional Sales department.  Between September 2007 and August 2010, Mr. Grant was Vice President of Corporate Finance for Citadel Securities.

Term of Office

Our directors serve in such capacity until the annual meeting of shareholders and until their successors have been duly elected and qualified.  Our officers serve at the discretion of our directors.

Legal Proceedings

Our directors and officers have not been convicted in a criminal proceeding, excluding traffic violations or similar misdemeanors, nor have been a party to any judicial or administrative proceeding during the past ten years that resulted in a judgment, decree or final order enjoining the person from future violations of, or prohibiting activities subject to, federal or state securities laws, or a finding of any violation of federal or state securities laws, except for matters that were dismissed without sanction or settlement. Except as set forth in our discussion below in “Certain Relationships and Related Transactions,” our directors and officers have not been involved in any transactions with us or any of our affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the SEC.

Except as set forth in our discussion below in “Certain Relationships and Related Transactions,” none of our directors or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the SEC.

Code of Ethics

To date, we have not adopted a code of business conduct and ethics for our management and employees. We do not intend to adopt one in the near future.  We do not believe we requires a Code of Ethics since we have only one officer.

Board Committees

Our Board of Directors has no separate committees and our Board of Directors acts as the audit committee and the compensation committee. We do not have an audit committee financial expert serving on our Board of Directors

We do not have a compensation or an audit committee.  We do not have a financial expert.

Mr. Grant is not independent as that term is defined in section 803 of listing standards of the New York Stock Exchange.

Compensation Committee Interlocks and Insider Participation.

As of March 31, 2014, our sole director acts as our compensation committee.  During the year ended March 31, 2014, our sole officer was not a member of the compensation committee or a director of another entity, which other entity had one of its executive officers serving as our director or as a member of our compensation committee.

Item 11.  Executive Compensation

On August 1, 2014, we entered into an employment agreement with our sole officer and director, Troy Grant. Mr. Grant in his capacity as Chairman of the Board, Chief Executive Officer & President, will be entitled to receive 6,160,000 shares of the Company’s common stock representing payment for accrued salary of $308,000 for services rendered from August 1, 2014, to July 31, 2015. Additionally, Mr. Grant shall receive 800,000 shares as payment in for $40,000 of costs he paid on our behalf.  Such shares were valued at a price of $0.05 per common share. We are obligated to pay Mr. Grant a base salary of $22,000 per month for his services plus applicable bonuses as are awarded by the Board of Directors from time to time based on performance, which may either be paid in stock or cash at the discretion of the Board. No shares have been issued to Mr. Troy as of the date of this report.

On September 1, 2014 we entered into an Executive Employment Agreement with Mr. Terry Christopher. Mr. Christopher a geologist served as an advisor to the Company since September of 2014. Mr. Christopher will be entitled to receive 1,200,000 shares of the Company’s common stock as part of the agreement. The Shares shall be valued at a price of $0.05 per common share. No shares have been issued to Mr. Christopher as of the date of this report.

Outstanding Equity Awards at Fiscal Year-End Table

We do not have any equity compensation plans and therefore no equity awards are outstanding as of March 31, 2014.

Compensation of Directors

Our directors are reimbursed for expenses incurred by them in connection with attending board of directors’ meetings. They do not receive any other compensation for serving on the board of directors, but may participate in our incentive compensation program, once such a program is established

Compensation Committee Interlocks and Insider Participation

Our Board of Directors does not have a compensation committee and our sole director performs the functions of a compensation committee.

Item 12.  Security Ownership Of Certain Beneficial Owners And Management And Related Stockholders Matters

The following table lists, as of October 16, 2014, those persons owning beneficially 5% or more of our common stock, the number and percentage of outstanding shares owned by each of our directors and officers and by all officers and directors as a group.  Unless otherwise indicated, each owner has sole voting and investment powers over his shares of common stock.

Name and Address	Number of Shares	Percent of Class

Common Stock
Troy Grant (1)	136,666	60.7%
President, Director
Chief Executive Officer
111 Ahmadi Crescent
Bedford, Nova Scotia
Canada B4A 4E5

Preferred Stock
Troy Grant (1)	8,000,000	100%
President, Director
Chief Executive Officer
111 Ahmadi Crescent
Bedford, Nova Scotia
Canada B4A 4E5

All officers and directors
as a group (1 person)	8,000,000	100%

Other 5% Holders:
None.

(1)

 On August 1, 2013, Troy Grant, our sole officer and director acquired 8,000,000 shares of our Series A Preferred Stock.  Each share of Series A Preferred Stock provides forty (40) votes or an aggregate of 320,000,000 votes on all matters submitted to a vote of our common stockholders.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

On August 1, 2014, we entered into an Executive Employment Agreement with our sole officer and director, Troy Grant. Mr. Grant in his capacity as Chairman of the Board, Chief Executive Officer & President, will be entitled to receive 6,160,000 shares of our common stock representing payment for accrued salary of $308,000 for services rendered from August 1, 2014, to July 31, 2015. Additionally, Mr. Grant shall receive 800,000 common shares as payment in full for $40,000 of costs he previously paid on our behalf. Such shares shall be valued at $0.05 per common share. We are obligated to pay Mr. Grant a base salary of $22,000 per month, full or part, plus applicable bonuses as are awarded by the Board of Directors from time to time based on performance, which may either be paid in stock or cash at the discretion of the Board. No shares have been issued to Mr. Troy as of the date of this report.

On August 1, 2014 we entered into an office rental agreement with Mr. Grant for 700 square feet of office space located at his residence in Nova Scotia, Canada. We occupy the Premises on a month-to-month basis for $500 per month. Rent shall accrue from August 1, 2014 until February 1, 2015, and on such date, we must pay $500 monthly for all accrued rents.

On September 1, 2014, we entered into an agreement with Terry Christopher. Mr. Christopher a geologist has served as an advisor to us since September of 2014. Mr. Christopher will be entitled receive 1,200,000 shares of our common stock. We valued the Shares at $0.05 per common share. No shares have been issued to Mr. Christopher as of the date of this report.

We do not have any independent directors. Because our common stock is not currently listed on a national securities exchange, we have used the definition of “independence” of The NASDAQ Stock Market to make this determination. NASDAQ Listing Rule 5605(a)(2) provides that an “independent director” is a person other than an officer or employee of the company or any other individual having a relationship which, in the opinion of the Company’s Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The NASDAQ listing rules provide that a director cannot be considered independent if:

●

the director is, or at any time during the past three years was, an employee of the company;

●

the director or a family member of the director accepted any compensation from the company in excess of $120,000 during any period of 12 consecutive months within the three years preceding the independence determination (subject to certain exclusions, including, among other things, compensation for board or board committee service);

●

a family member of the director is, or at any time during the past three years was, an executive officer of the company;

●

the director or a family member of the director is a partner in, controlling stockholder of, or an executive officer of an entity to which the company made, or from which the company received, payments in the current or any of the past three fiscal years that exceed 5% of the recipient’s consolidated gross revenue for that year or $200,000, whichever is greater (subject to certain exclusions);

●

the director or a family member of the director is employed as an executive officer of an entity where, at any time during the past three years, any of the executive officers of the company served on the compensation committee of such other entity; or

●

the director or a family member of the director is a current partner of the company’s outside auditor, or at any time during the past three years was a partner or employee of the company’s outside auditor, and who worked on the company’s audit.

We do not currently have a separately designated audit, nominating or compensation committee.

Item 14.

Principal Accountant Fees And Services

Anton & Chia, LLP, audited our financial statements for the year ended March 31, 2013.  The following table shows the aggregate fees billed to us during the year ended March 31, 2013 by Anton & Chia, LLP.

Audit fees	$5,200
Audit-related fees	--
Tax fees	--
All other fees	--
Total	$5,200

Anton & Chia, LLP, audited our financial statements for the year ended March 31, 2014.  The following table shows the aggregate fees billed to us during the year ended March 31, 2014 by Anton & Chia, LLP.

Audit fees	$5,200
Audit-related fees	--
Tax fees	--
All other fees	--
Total	$5,200

Audit fees and audit related fees represent amounts billed for professional services rendered for the audit of our annual financial statements.  Before Anton & Chia, LLP was engaged by us to render these services, the engagement was approved by our Directors.

Tax Fees

 N/A

Pre-Approval of Services

We do not have an audit committee. As a result, our Board of Directors performs the duties of an audit committee. Our Board of Directors evaluates and approves in advance the scope and cost of the engagement of an auditor before the auditor renders the audit and non-audit services. We do not rely on pre-approval policies and procedures.

Item 15.  Exhibits

Exhibit Number	Exhibit Name
3.1	Articles of Incorporation(1)
3.2	Bylaws(1)
3.3	Amendment to Articles(2)
3.4	Amendment to Articles(3)
3.5	Certificate of Designation of Preferred Stock (4)
3.6	Amendment to Articles(5)
31	Rule 13a-14(a) Certifications
32	Section 1350 Certifications

(1) Incorporated by reference to the same exhibit filed with the Company’s registration statement on Form S-1 filed with the Securities & Exchange Commission on on June 30, 2011.
(2) Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities & Exchange Commission on  June 6, 2012.
(3) Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities & Exchange Commission on January 22, 2013.
(4) Incorporated by reference to the Company’s Amended Annual Report on Form 10-K filed with the SEC on February 26, 2014.
(5) Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities & Exchange Commission on July 16, 2014.

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Buscar Oil, Inc.

(Formerly Colorado Gold Mines, Inc.)

We have audited the accompanying balance sheets of Buscar Oil, Inc. (the "Company") as of March 31, 2014 and 2013, and the related statements of operations, changes in stockholders’ deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company was not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits include consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of Company's internal control over financial reporting. Accordingly, we express no such opinion. Our audits include examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our audits also include assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2014 and 2013 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3, the Company has had no revenues and has an accumulated deficit of $14,141,491 since inception. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans concerning these matters are also described in the financial statements, which include the raising of additional equity financing. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Anton & Chia, LLP

Newport Beach, California

October 16, 2014

BUSCAR OIL, INC.

(Formerly COLORADO GOLD MINES, INC.)

Balance Sheets

	March 31, 2014	March 31, 2013
ASSETS

CURRENT ASSETS
Cash	$ 25	$ 25
TOTAL ASSETS	$ 25	$ 25

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Due to Related Party	$ 33,576	$ -
Contingent Liabilities	177,270	177,270
TOTAL LIABILITIES	210,846	177,270

STOCKHOLDERS' DEFICIT
Preferred stock, par value $0.00001; 20,000,000 shares authorized; 8,000,000 shares issued and outstanding at March 31, 2014 and March 31, 2013, respectively.	80	80
Common stock, par value $0.00001; 500,000,000 shares authorized as of March 31, 2014 and March 31, 2013, respectively, 225,000 shares issued and outstanding at March 31, 2014 and March 31, 2013 (1)	675	675
Additional paid-in capital	13,929,915	13,929,915
Accumulated deficit	(14,141,491)	(14,107,915)
TOTAL STOCKHOLDERS' DEFICIT	$ (210,821)	$ (177,245)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 25	$ 25

(1) All common share amounts and per share amounts in these financial statements reflect the 1-for-300 share reverse split of the issued and outstanding shares of common stock of the Company, effective June 18, 2014, including retroactive adjustment of common share amounts. See note 7.

The accompanying notes are an integral part of these financial statements.

BUSCAR OIL, INC.

(Formerly COLORADO GOLD MINES, INC.)

Statements of Operations

	March 31, 2014	March 31, 2013

Costs and Expenses:
Impairment expense	$ -	$ 13,860,000
General and administrative	33,576	154,080
Total expenses	33,576	14,014,080

Loss from operations	(33,576)	(14,014,080)

Cancellation of common stock	-	5,000
Interest expense	-	(1,174)
Other income (expense), net	-	3,826

Loss before income taxes	(33,576)	(14,010,254)
Provision for income taxes	-	-
Net loss	$ (33,576)	$ (14,010,254)

Net loss per share: basic and diluted	$ (0.15)	$ (62.27)
Weighted average shares outstanding:
Basic and diluted (2)	225,000	225,000

(2) All common share amounts and per share amounts in these financial statements reflect the 1-for-300 share reverse split of the issued and outstanding shares of common stock of the Company, effective June 18, 2014, including retroactive adjustment of common share amounts. See note 7.

The accompanying notes are an integral part of these financial statements.

BUSCAR OIL, INC.

(Formerly COLORADO GOLD MINES, INC.)

Statement of Changes in Stockholders’ Deficit

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Deficit
Balance, March 31, 2012 (3)	-	$ -	225,000	$ 675	$ 25,800	$ (97,661)	$ (71,186)
Issuance of common stock for investment in Union Milling Company (3)	-	-	16,667	50	99,950	-	100,000
Cancellation for Union Milling Company investment (3)	-	-	(16,667)	(50)	(4,950)	-	(5,000)
Issuance of preferred stock for option agreement	8,000,000	80	-	-	13,759,920	-	13,760,000
Forgiveness of advances from former President and consultant	-	-	-	-	48,470	-	48,470
Stock based compensation	-	-	-	-	725	-	725
Net loss	-	-	-	-	-	(14,010,254)	(14,010,254)
Balance, March 31, 2013 (3)	8,000,000	$ 80	225,000	675	13,929,915	(14,010,254)	(177,245)

Net loss	-	-	-	-	-	(33,576)	(33,576)
Balance, March 31, 2014	8,000,000	$ 80	225,000	675	13,929,915	(14,141,491)	(210,821)

(3) All common share amounts and per share amounts in these financial statements reflect the 1-for-300 share reverse split of the issued and outstanding shares of common stock of the Company, effective June 18, 2014, including retroactive adjustment of common share amounts. See note 7.

The accompanying notes are an integral part of these financial statements.

BUSCAR OIL, INC.

(Formerly COLORADO GOLD MINES, INC.)

Statements of Cash Flows

	March 31, 2014	March 31, 2013
Operating Activities:
Net loss	$ (33,576)	$ (14,010,254)

Adjustment to reconcile net loss to cash used in operating activities:
Impairment expense- Global Resources Search Group	-	13,860,000
Forgiveness of loan	-	48,470
Impairment expense- Union Milling Company	-	(5,000)
Stock based compensation	-	725

Net change in:
Accounts payable	-	43,293
Due to related party	33,576	66,396

Cash Flows Provided by Operating Activities	-	3,630

Financing Activities:
Proceeds from notes payable, unrelated party	-	61,977
Payments to related party, net	-	(68,880)

Cash Flows Used in Financing Activities	-	(6,903)
Net Decrease in Cash	-	(3,273)
Cash, beginning of period	25	3,298
Cash, end of period	$ 25	$ 25

The accompanying notes are an integral part of these financial statements.

Buscar Oil, Inc.

(Formerly Colorado Gold Mines, Inc.)

Notes to Financial Statements

Note 1 - Business

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

As a result of the implementation of certain provisions of ASC 740, Income Taxes (“ASC 740”), which clarifies the accounting and disclosure for uncertainty in tax positions, as defined, ASC 740 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes.  We adopted the provisions of ASC 740 as of January 1, 2007, and have analyzed filing positions in each of the federal and state jurisdictions where we are required to file income tax returns, as well as all open tax years in these jurisdictions.  We have identified the U.S. federal and California as our "major" tax jurisdictions.  Generally, we remain subject to Internal Revenue Service examination of our 2010 through 2013 U.S. federal income tax returns, and remain subject to California Franchise Tax Board examination of our 2010 through 2013 California Franchise Tax Returns.  However, we have certain tax attribute carryforwards which will remain subject to review and adjustment by the relevant tax authorities until the statute of limitations closes with respect to the year in which such attributes are utilized.

Basic and Diluted Loss Per Share

Basic loss per share is computed using the weighted average number of shares outstanding during the period. Diluted loss per share has not been provided as it would be anti-dilutive.

Recent Accounting Pronouncements

In 2014, the FASB has issued ASU No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation. The amendments in this ASU remove all incremental financial reporting requirements from U.S. GAAP for development stage entities, including the removal of Topic 915, Development Stage Entities, from the FASB Accounting Standards Codification™. In addition, the ASU: (a) adds an example disclosure in Topic 275, Risks and Uncertainties, to illustrate one way that an entity that has not begun planned principal operations could provide information about the risks and uncertainties related to the company’s current activities; and (b) removes an exception provided to development stage entities in Topic 810, Consolidation, for determining whether an entity is a variable interest entity. We have early adopted ASU No. 2014-10 and have removed all incremental financial reporting for development stage enterprises.

Note 3 - Going Concern

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At March 31, 2014, the Company had not yet achieved profitable operations, has accumulated losses of $14,141,491 since its inception, has a working capital deficiency of $210,821 and expects to incur further losses in the development of its business, all of which raise substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available or on terms acceptable to the Company.

Note 4 – Due to Related Party

During the year ended March 31, 2014 the Company received funds from related parties amounting $33,576 for paying its accounting, consulting and legal fees.  As of March 31, 2014, all of this amount is outstanding to them.  The amount due does not bear any interest and is due on demand.

Note 5 - Contingent Liabilities

As of March 31, 2014, the Company had a total of $177,270 of contingent liabilities. As of this date, the Company recognizes these outstanding liabilities as a potential contingent liability.  The management of the company believes that the outstanding liabilities are expected to be paid back to the previous Company directors, Robert Sawatsky and Kelly Fielder, who had originally loaned money to the Company. The outstanding liabilities are expected to be paid back to the current sole Director of the Company, Troy Grant, who loaned the Company money as well.  However, there has been no resolution of these events

Note 6 - Income Taxes

The significant components of the Company’s deferred tax assets are as follows:

	March 31, 2014	March 31, 2013
Deferred tax assets	14,141,491	14,107,915
Net operating loss carryforwards	(14,141,491)	(14,107,915)
Less: valuation allowance for deferred tax asset	$ -	$ -

Reconciliation between the provision for income taxes and the expected tax benefit using the federal statutory rate of 34% and state statutory rate of 6.9% for 2014 and 2013 is as follows:

	March 31, 2014	March 31, 2013
Income tax benefit at federal statutory rate	(34.00)%	(34.00)%
State income tax benefit, net of effect on federal taxes	(6.90)%	(6.90)%
Increase in valuation allowance	40.90%	40.90%
Income tax expense (benefit)	0.00%	0.00%

The amount taken into income as deferred tax assets must reflect that portion of the net operating loss carryforwards that is more likely-than-not to be realized from future operations. The Company has chosen to provide an allowance of 100% against all available income tax loss carryforwards, due to the uncertainty surrounding their realization.

No provision for income taxes has been provided in these financial statements due to the net loss. The effective tax rate differs from the 34% statutory rate for the year ended March 31, 2014 due to the change in valuation allowance.

At March 31, 2014, the Company has net operating loss carryforwards, which expire commencing in 2029, totaling approximately $14,141,491, the benefit of which has not been recorded in the financial statements.

Note 7 - Subsequent Events

•

On June 18, 2014, upon receiving approval from the Financial Industry Regulatory Authority, Troy Grant, the Company’s sole director and majority shareholder approved certain actions (the “Actions”) that include:

(i)

an amendment to the Company’s Articles of Incorporation changing Colorado Gold Mines’ name to Buscar Oil, Inc.

(ii)

a 1-for-300 share Reverse Split  of the Company’s issued and outstanding common stock. Common share amounts and per share amounts in these financial statements have been retroactively adjusted to reflect this reverse split.

•

On August 1, 2014 the Company entered into an Executive Employment Agreement with Mr. Troy Grant. Mr. Grant in his capacity as Chairman of the Board, Chief Executive Officer & President, will be entitled to receive 6,160,000 shares of the Company’s common stock representing payment for accrued salary of $308,000 for services rendered from August 1, 2014, to July 31, 2015. Additionally, Mr. Grant shall receive 800,000 shares as payment in full for $40,000 of costs employee previously paid on behalf of the Company, such shares shall be valued at a price of $0.05 per common share. The Company shall pay Mr. Grant a base salary of $22,000 per month, full or part, plus applicable bonuses as are awarded by the Board of Directors from time to time based on performance, which may either be paid in stock or cash at the discretion of the Board. No shares have been issued to Mr. Troy as of the date of this report.

•

On August 1, 2014 the Company entered into an office rental agreement with Mr. Grant for 700 square feet of office space located at his residence in Nova Scotia, Canada. The Company shall occupy the Premises on a month-to-month basis for $500 per month. Rent shall accrue from August 1, 2014 until February 30, 2015, and on such date, the Tenant shall pay owner the sum outstanding ($500 monthly) for all accrued rents.

•

On September 1, 2014 the Company entered into an Executive Employment Agreement with Mr. Terry Christopher. Mr. Christopher a geologist served as an advisor to the Company since September of 2014. Mr. Christopher will be entitled to receive 1,200,000 shares of the Company’s common stock as part of the agreement. The Shares shall be valued at a price of $0.05 per common share. No shares have been issued to Mr. Christopher as of the date of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(a) of the Securities and Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 16th day of October 2014.

        BUSCAR OIL.INC

/s/ Troy Grant

Troy Grant, President

Pursuant to the requirements of the Securities Act of l934, this Report has been signed below by the following person on behalf of the Registrant and in the capacities and on the date indicated.

Title

  Date

/s/ Troy Grant

Principal Executive

October 16, 2014

Troy Grant

Financial and Accounting

Officer and Director