Form 10-Q
period 2014-06-30
Buscar Oil, Inc.
filed 2015-06-03
CIK 1518380

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACTOF 1934

For the quarterly period ended June 30, 2014

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _________________

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

As of June 3, 2015, there were 225,000 shares of the issuer’s common stock, $0.00001 par value per share, outstanding.

Buscar Oil, Inc.
(Formerly Colorado Gold Mines Inc.)
Balance Sheets

	June 30	March 31
	2014	2014
	(Unaudited)

ASSETS

CURRENT ASSETS
Cash	$-	$25

TOTAL ASSETS	$-	$25

LIABILITIES & STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Due to Related Party	$64,076	$33,576
Commitments and Contingencies	177,270	177,270

TOTAL LIABILITIES	$241,346	$210,846

STOCKHOLDERS' DEFICIT
Preferred stock, par value $0.00001; authorized 20,000,000
shares authorized; 8,000,000 shares issued and outstanding
at June 30, 2014 and March 31, 2014, respectively	80	80
Common stock, par value $0.00001 par value, 500,000,000 shares authorized as of June 30, 2014 and March 31, 2014, respectively,
225,000 shares issued and outstanding at June 30, 2014 and March 31, 2014 (1)	2	2
Common stock payable	85,714	-
Additional paid-in capital	13,930,588	13,930,588
Accumulated deficit	(14,257,730)	(14,141,491)

TOTAL STOCKHOLDERS' DEFICIT	$(241,346)	$(210,821)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$25

(1)
All common share amounts and per share amounts in these financial statements reflect the 1-for-300 share reverse split of the issued and outstanding shares of common stock of the Company, effective June 18, 2014, including retroactive adjustment of common share amounts. See note 5.

The accompanying notes are an integral part of these financial statements.

Buscar Oil, Inc.
(Formerly Colorado Gold Mines Inc.)
Statements of Operations
(Unaudited)

	For the three month period ended
	June 30,
	2014	2013

Costs and expenses:

Management and consulting services	$85,714	$-
General and administrative	30,525	5,200
Total expenses	116,239	5,200

Loss from operations	(116,239)	(5,200)
Income Taxes	-	-
Net loss	$(116,239)	$(5,200)

Net loss per share: Basic and diluted	$(0.52)	$(0.02)

Weighted average shares outstanding:
Basic and diluted (1)	225,000	225,000

(1)
All common share amounts and per share amounts in these financial statements reflect the 1-for-300 share reverse split of the issued and outstanding shares of common stock of the Company, effective June 18, 2014, including retroactive adjustment of common share amounts. See note 5.

The accompanying notes are an integral part of these financial statements

Buscar Oil, Inc.
(Formerly Colorado Gold Mines Inc.)
Statements of Cash Flows
(Unaudited)

	For the three month period ended
	June 30,
	2014	2013

Cash Flows Provided By (Used For) Operating Activities:
Net loss	$(116,239)	$(5,200)
Adjustments to reconcile net loss to cash used in operating activities:
Share based compensation	85,714	-

Changes in operating assets and liabilities
Accounts payable, related party	30,500	5,200
Cash Flows (Used In) Operating Activities	(25)	-

Net Change in Cash	(25)	-

Cash, beginning of period	25	25
Cash, end of period	$-	$25

The accompanying notes are an integral part of these financial statements

Buscar Oil, Inc.
(Formerly Colorado Gold Mines Inc.)
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

Note 2 – Basis of Presentation

Unaudited Interim Financial Statements

The unaudited interim financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). They do not include all information and footnotes required by GAAP for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended March 31, 2014 included in the Company’s Annual Report on Form 10-K filed with the SEC. The unaudited interim financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of management, all adjustments considered necessary for fair presentation have been made. Operating results for the three month period ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending March 31, 2015.

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

Stock-Based Compensation

We periodically issue stock options and warrants to employees and non-employees in non-capital raising transactions for services and for financing costs. We account for stock option and warrant grants issued and vesting to employees based on Financial Accounting Standards Board (FASB) ASC Topic 718, “Compensation – Stock Compensation”, whereas the award is measured at its fair value at the date of grant and is amortized ratably over the service period. We account for stock option and warrant grants issued and vesting to non-employees in accordance with ASC Topic 505, “Equity”, whereas the value of the stock compensation is based upon the measurement date as determined at either (a) the date at which a performance commitment is reached, or (b) at the date at which the necessary performance to earn the equity instruments is complete.

Recent Accounting Pronouncements

In June 2014, the FASB issued ASU 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. ASU 2014-10 eliminates the distinction of a development stage entity and certain related disclosure requirements, including the elimination of inception-to-date information on the statements of operations, cash flows and stockholders' equity. The amendments in ASU 2014-10 will be effective prospectively for annual reporting periods beginning after December 15, 2014, and interim periods within those annual periods, however early adoption is permitted. The Company adopted ASU 2014-10 during the quarter ended June 30, 2014, thereby no longer presenting or disclosing any information required by Topic 915.

Note 3 – Going Concern

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year.  Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.  At June 30, 2014, the Company had not yet achieved profitable operations, had accumulated losses since its inception, had a working capital deficiency, and expects to incur further losses in the development of its business, all of which raise substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available or on terms acceptable to the Company.

Note 4 – Commitments and Contingencies

As of June 30, 2014, the Company had a total of $177,270 of outstanding liabilities related to previous Company directors, Robert Sawatsky and Kelly Fielder. As of this date, the Company recognizes these outstanding liabilities as a potential contingent liability. The Company’s legal counsel believes that the outstanding liabilities are expected to be paid back to the previous Company directors, Robert Sawatsky and Kelly Fielder, who had originally loaned money to the Company. However, there has been no resolution of this event.

Note 5 – Equity

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

On April 1, 2014 the Company entered into a consulting services contract with Theo van der Linde. The contract shall terminate on October 31, 2014. Mr. van der Linde shall receive 3,000,000 shares of the Company’s common stock representing payment of $100,000 for services rendered for the term of the agreement. Such shares shall be valued at the price of $.03 per common share. $42,857 has been expensed and the shares have not been issued at the date of this report.

On April 1, 2014 the Company entered into a consulting services contract with Jack Bakker. The contract shall terminate on October 31, 2014. Mr. Bakker shall receive 3,000,000 shares of the Company’s common stock representing payment of $100,000 for services rendered for the term of the agreement. Such shares shall be valued at the price of $.03 per common share. $42,857 has been expensed and the shares have not been issued at the date of this report.

Per the agreements these individuals cannot own in excess of 9.99% of any class of stock of the company.

Note 6 – Subsequent Events

●
On August 1, 2014 the Company entered into an Executive Employment Agreement with Mr. Troy Grant. Starting on August 1, 2014, the Company shall pay Mr. Grant a base salary of $22,000 per month, plus applicable bonuses as are awarded by the Board of Directors from time to time based on performance, which may either be paid in stock or cash at the discretion of the Board. No shares have been issued to Mr. Troy as of the date of this report.

Note 6 – Subsequent Events (continued)

●
On August 1, 2014 the Company entered into an office rental agreement with Mr. Grant for 700 square feet of office space located at his residence in Nova Scotia, Canada. The Company shall occupy the Premises on a month-to-month basis for $500 per month. Rent shall start from August 1, 2014 until July 30, 2015, and on such date, the Tenant shall pay owner the sum outstanding ($500 monthly) for all accrued rents.

●
On September 1, 2014 the Company entered into an Executive Employment Agreement with Mr. Terry Christopher. Mr. Christopher a geologist served as an advisor to the Company since September of 2014. Mr. Christopher will be entitled to receive 1,200,000 shares of the Company’s common stock upon execution of the agreement for $150,000 fair market value of services to be performed. No shares have been issued to Mr. Christopher as of the date of this report.

●	Per the agreement Mr. Christopher cannot own in excess of 9.99% of any class of stock of the company.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operation

The Company was incorporated in Nevada as Cascade Springs Ltd. on January 19, 2010.  In 2012 the Company amended its Articles of Incorporation changing its name to Colorado Gold Mines, Inc.  Then, on July 28, 2014, the Company amended its Articles of Incorporation changing its name to Buscar Oil, Inc. From our inception through June 30, 2014, we have not generated any revenue.

We did not have any off balance sheet arrangements as of June 30, 2014.

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

We have not generated any revenues or incurred any cost of revenues for the period ended June 30, 2014. During the three month period ending June 30, 2014, we had operating expenses of $116,239 which primarily represented consulting, legal fees, and general & admin costs in order to comply with regulatory requirements.

There is no assurance that we will ever be profitable. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should we be unable to continue as a going concern.

Liquidity and Capital Resources

During the three months ended June 30, 2014, cash used in operating activities was $25.

During the three months ended June 30, 2014, cash used in investing activities was $NIL.

During the three months ended June 30, 2014, cash provided by financing activities amounted to $NIL.

As of June 30, 2014, we did not have any cash available. We plan to raise additional debt and equity financing to meet our obligations as they become due.

Off-Balance Sheet Arrangements

We did not have any off balance sheet arrangements as of June 30, 2014.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

An evaluation was carried out under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report on Form 10-Q.  Disclosure controls and procedures are procedures designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-Q, is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and is communicated to our management, including our Principal Executive Officer and Principal Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.  Based on that evaluation, our management concluded that, as of June 30, 2014, our disclosure controls and procedures were not effective.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2014, that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

BUSCAR OIL, INC.

June 3, 2015	By:	/s/ Troy Grant
Troy Grant
Principal Executive, Financial
and Accounting Officer