Form 10-K
period 2015-03-31
Buscar Co
filed 2015-06-18
CIK 1518380

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2015

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

As of June 18, 2015, we had 225,000 shares of its common stock outstanding.

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

From our inception through March 31, 2015 we did not generate revenue. We recently changed our business plan to the identification and development of oil and gas properties. We have no operating history upon which an evaluation of our future success or failure can be made. We have net losses since in caption and have never generated revenues. We do not have any current prospects for future revenues. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

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

During the first half of 2014, Mr. Christopher analyzed geologic logs, government supplied well data, maps, leases, and information on pipelines for various properties as needed. On June 6, 2014, we acquired an option to aquire a 100% working and 75% ownership interest in a property known as Tercho 2 Lease in Eric County, Pennsylvania.

As of March 31, 2015, Troy Grant was our sole officer and director and only employee. We use the services of consultants on an as needed basis. Achievement of our business objective is dependent upon the judgment, skill and knowledge of Mr. Grant. There can be no assurance that a suitable replacement could be found for any of our officers upon their retirement, resignation, inability to act on our behalf, or death.

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

We did not have any off balance sheet arrangements as of March 31, 2015.

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

Transportation

There are no material permits or licenses required beyond those currently held by us or incidental to our operations.

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

Employees

As of March 31, 2015, we had two full-time employees. Mt Troy Grant who is our sole officer and director and Mr. Terry Christopher. We intend to retain the services of prospectors and consultants on a contract basis to conduct the exploration programs on our mineral claims and to assist with regulatory compliance and preparation of financial statements. We do not intend to hire a qualified geologist at this time.

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

Quarter Ending	High	Low

6/28/13	$0.01	$0.01
9/30/13	$0.01	$0.01
12/31/13	$0.00	$0.00
03/31/14	$0.01	$0.01
06/30/14	$0.01	$0.01
09/30/14	$0.01	$0.01
12/31/14	$0.01	$0.00
03/31/15	$0.01	$0.01

Holders

As of June 18, 2015 we had 10 shareholders of our common stock.

Transfer Agent and Registrar

Empire Stock Transfer is currently the transfer agent and registrar for our common stock. Its address is 1859 Whitney Mesa Drive, Henderson Nevada 89014. Its phone number is 702-818-5898.

Authorized Capital Stock

We are authorized to issue 500,000,000 shares of common stock and 20,000,000 shares of preferred stock, of which 8,000,000 shares are designated as Series A Preferred Shares. As of March 31, 2015, and June 18, 2015, we had 225,000 shares of common stock outstanding. As of March 31, 2015, and June 01, 2015, we had 8,000,000 Series A Preferred Shares outstanding.

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

Results of Operations and Financial Condition for the years ended March 31, 2015 and 2014

	March 31, 2015	March 31, 2014

Costs and expenses:

Management and consulting fees	$553,280	$-
General and administrative	41,423	33,576
Total expenses	594,703	33,576

Loss from operations	(594,703)	(33,576)

Loss before income taxes	(594,703)	(33,576)
Provision for income taxes	-	-
Net loss	$(594,703)	$(33,576)

Net loss per share: Basic and diluted	$(2.64)	$(0.15)

Weighted average shares outstanding:
Basic and diluted	225,000	225,000

We have not generated any revenues or incurred any cost of revenues as of March 31, 2015. As at March 31, 2015, we had an accumulated deficit of $14,736,194 which primarily represented an impairment charge of $13,860,000 associated with Denver Equity losing our 50% interest in the Union Mill, as well as consulting and legal fees of $271,911 in order to comply with regulatory requirements.

There is no assurance that we will ever be profitable. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should we be unable to continue as a going concern.

Liquidity and Capital Resources

During the year ended March 31, 2015, cash used in operating activities was $25. This was primarily the result of our net loss of $594,703, offset by an increase in due to related party of $204,678 and share based compensation of $390,000.

During the year ended March 31, 2015, cash used in investing activities was $NIL.

During the year ended March 31, 2015, cash provided by financing activities amounted to $NIL.

As of March 31, 2015, we had cash available of $NIL. We plan to raise additional debt and equity financing to meet our obligations as they become due.

Off-Balance Sheet Arrangements

We did not have any off balance sheet arrangements as of March 31, 2015.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

We are not required to provide the information required by this Item because we are a smaller reporting company.

Item 8.    Financial Statements

See the financial statements attached to this report. Our financial statements as of and for the year ended March 31, 2014 and 2015, included in this report have been audited by Anton & Chia, LLP as set forth in this Report.

Item  9.    Changes In And Disagreements With Accountants

There have been no disagreements with our auditor regarding accounting and financial disclosure.

Item 9A.    Controls And Procedures

Management’s Report on Disclosure Control

Under the direction and with the participation of our management, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2015. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic reports with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching our desired disclosure control objectives. Based upon this evaluation, management concluded that our disclosure controls and procedures were not effective as of March 31, 2015.

Management’s Report on Internal Control over Financial Reporting

Our management evaluated the effectiveness of our internal control over financial reporting as of March 31, 2015 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO Framework. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls.

Based on this assessment, management concluded that our internal control over financial reporting was not effective as of March 31, 2015.

Changes in Internal Controls.

There have been no changes to our internal control over financial reporting that occurred during the year ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B.    Other Information

Not applicable.

Item 10.    Directors, Executive Officers, Promoters And Control Persons

Our officers and directors as of the year ending March 31, 2015, are set forth below.

Name	Age	Position

Troy Grant	41	President, Chief Executive Officer and Director

Mr. Grant was appointed as our sole officer and director on July 1, 2013.  Since May 2011, Mr. Grant has been the Chief Executive Office of Elcora Resources.  Between May 2010 and September 2010, Mr. Grant was employed by Grafton Securities in its Institutional Sales department.  Between September 2007 and August 2010, Mr. Grant was Vice President of Corporate Finance for Citadel Securities.

Term of Office

Our directors’ serve in such capacity until the annual meeting of shareholders and until their successors have been duly elected and qualified. Our officers serve at the discretion of our directors.

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

Board Committees

Our Board of Directors has no separate committees and our Board of Directors acts as the audit committee and the compensation committee. We do not have an audit committee financial expert serving on our Board of Directors.  We do not have a compensation or an audit committee. We do not have a financial expert.

Mr. Grant is not independent as that term is defined in section 803 of listing standards of the New York Stock Exchange.

Compensation Committee Interlocks and Insider Participation.

As of March 31, 2015, our sole director acts as our compensation committee. During the year ended March 31, 2015, our sole officer was not a member of the compensation committee or a director of another entity, which other entity had one of its executive officers serving as our director or as a member of our compensation committee.

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

Outstanding Equity Awards at Fiscal Year-End Table

We do not have any equity compensation plans and therefore no equity awards are outstanding as of March 31, 2015.

Compensation of Directors

Our directors are reimbursed for expenses incurred by them in connection with attending board of directors’ meetings. They do not receive any other compensation for serving on the board of directors, but may participate in our incentive compensation program, once such a program is established.

Compensation Committee Interlocks and Insider Participation

Our Board of Directors does not have a compensation committee and our sole director performs the functions of a compensation committee.

Item 12.    Security Ownership Of Certain Beneficial Owners And Management And Related Stockholders Matters

The following table lists, as of June 01, 2015, those persons owning beneficially 5% or more of our common stock, the number and percentage of outstanding shares owned by each of our directors and officers and by all officers and directors as a group. Unless otherwise indicated, each owner has sole voting and investment powers over his shares of common stock.

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

On August 1, 2014 we entered into an office rental agreement with Mr. Grant for 700 square feet of office space located at his residence in Nova Scotia, Canada. We occupy the Premises on a month-to-month basis for $500 per month. Rent shall accrue from August 1, 2014 until July 31, 2015, and on such date, we must pay $500 monthly for all accrued rents.

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

Anton & Chia, LLP, audited our financial statements for the year ended March 31, 2015.  The following table shows the aggregate fees billed to us during the year ended March 31, 2015 by Anton & Chia, LLP.

Audit fees	$18,000
Audit-related fees	--
Tax fees	--
All other fees	--
Total	$18,000

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
(4) Incorporated by reference to the Company’s Amended Annual Report on Form 10-K filed with the SEC on February 26, 2014.
(5) Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities & Exchange Commission on July 16, 2014.

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Buscar Oil, Inc.
(Formerly Colorado Gold Mines, Inc.)

We have audited the accompanying balance sheets of Buscar Oil, Inc. (the "Company") as of March 31, 2015 and 2014, and the related statements of operations, changes in stockholders’ deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2015 and 2014 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3, the Company has had no revenues and has an accumulated deficit of $14,736,194. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans concerning these matters are also described in the financial statements, which include the raising of additional equity financing. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Anton & Chia, LLP

Newport Beach, California

June 16, 2015

BUSCAR OIL, INC.
(Formerly COLORADO GOLD MINES, INC.)
Balance Sheets

	March 31	March 31
	2015	2014
ASSETS

CURRENT ASSETS
Cash	$-	$25

TOTAL ASSETS	$-	$25

LIABILITIES & STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Due to Related Party	$238,254	$33,576
Contingent liabilities	177,270	177,270

TOTAL LIABILITIES	$415,524	$210,846

STOCKHOLDERS' DEFICIT
Preferred stock, par value $0.00001; authorized 20,000,000
shares authorized; 8,000,000 shares issued and outstanding
at March 31, 2015 and March 31, 2014, respectively	80	80
Common stock, par value $0.00001 par value, 500,000,000 shares authorized as of March 31, 2015 and March 31, 2014, respectively,
225,000 shares issued and outstanding at March 31, 2015 and March 31, 2014 (1)	2	2
Common stock payable	390,000	-
Additional paid-in capital	13,930,588	13,930,588
Accumulated deficit	(14,736,194)	(14,141,491)

TOTAL STOCKHOLDERS' DEFICIT	$(415,524)	$(210,821)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$25

(1)
All common share amounts and per share amounts in these financial statements reflect the 1-for-300 share reverse split of the issued and outstanding shares of common stock of the Company, effective June 18, 2014, including retroactive adjustment of common share amounts. See note 6.

The accompanying notes are an integral part of these financial statements.

BUSCAR OIL, INC.
(Formerly COLORADO GOLD MINES, INC.)
Statements of Operations

	March 31, 2015	March 31, 2014

Costs and expenses:

Management and consulting fees	$553,280	$-
General and administrative	41,423	33,576
Total expenses	594,703	33,576

Loss from operations	(594,703)	(33,576)

Loss before income taxes	(594,703)	(33,576)
Provision for income taxes	-	-
Net loss	$(594,703)	$(33,576)

Net loss per share: Basic and diluted	$(2.64)	$(0.15)

Weighted average shares outstanding:
Basic and diluted (2)	225,000	225,000

(2)
All common share amounts and per share amounts in these financial statements reflect the 1-for-300 share reverse split of the issued and outstanding shares of common stock of the Company, effective June 18, 2014, including retroactive adjustment of common share amounts. See note 7.

The accompanying notes are an integral part of these financial statements.

BUSCAR OIL, INC
(Formerly COLORADO GOLD MINES,INC.)
STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT

	Preferred Stock		Common Stock		Common Stock	Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Payable	Capital	Deficit	Deficit

Balance, March 31, 2013 (3)	8,000,000	$80	225,000	$2	-	13,930,588	$(14,107,915)	$(177,245)

Net loss	-	-	-	-	-	-	(33,576)	(33,576)

Balance, March 31, 2014 (3)	8,000,000	$80	225,000	$2	$-	$13,930,588	$(14,141,491)	$(210,821)

Stock based Compensation	-	-	-	-	390,000	-	-	390,000

Net loss	-	-	-	-	-	-	(594,703)	(594,703)

Balance, March 31, 2015 (3)	8,000,000	$80	225,000	$2	$390,000	$13,930,588	$(14,736,194)	$(415,524)

(3)
All common share amounts and per share amounts in these financial statements reflect the 1-for-300 share reverse split of the issued and outstanding shares of common stock of the Company, effective June 18, 2014, including retroactive adjustment of common share amounts. See note 7.

The accompanying notes are an integral part of these financial statements.

BUSCAR OIL, INC
(Formerly COLORADO GOLD MINES, INC.)
Statements of Cash Flows

	March 31, 2015	March 31, 2014
Operating Activities:
Net loss	$(594,703)	$(33,576)
Adjustment to reconcile net loss to cash used in operating activities:
Share based compensation	390,000	-
Net change in:
Due to related party	204,678	33,576
Cash Used in Operating Activities	(25)	-

Net Decrease in Cash	(25)	-

Cash, beginning of year	25	25
Cash, end of year	$-	$25

The accompanying notes are an integral part of these financial statements.

Buscar Oil, Inc.
(Formerly Colorado Gold Mines, Inc.)
Notes to Financial Statements

Note 1 – Business

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

Note 2 – Summary of Significant Accounting Policies

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

Note 3 – Going Concern

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At March 31, 2015, the Company had not yet achieved profitable operations, has accumulated losses of $14,736,194 since its inception, has a working capital deficiency of $415,524 and expects to incur further losses in the development of its business, all of which raise substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available or on terms acceptable to the Company.

Note 4 – Due to Related Party

As at March 31, 2015 the Company received funds from related parties amounting $238,254 for paying its accounting, consulting and legal fees. All of these fees have been accrued. As of March 31, 2015, all of this amount is outstanding to them. The amount due does not bear any interest and is due on demand.

On August 1, 2014 the Company entered into an Executive Employment Agreement with Mr. Troy Grant. Starting on August 1, 2014, the Company shall pay Mr. Grant a base salary of $22,000 per month, full or part, plus applicable bonuses as are awarded by the Board of Directors from time to time based on performance, which may either be paid in stock or cash at the discretion of the Board. $176,000 has been expensed to date and no shares have been issued to Mr. Troy as of the date of this report.

On August 1, 2014 the Company entered into an office rental agreement with Mr. Grant for 700 square feet of office space located at his residence in Nova Scotia, Canada. The Company shall occupy the Premises on a month-to-month basis for $500 per month. Rent shall accrue from August 1, 2014 until July 31, 2015, and on such date, the Tenant shall pay owner the sum outstanding ($500 monthly) for all accrued rents. $4,000 has been expensed to date.

Note 5 – Commitments and Contingencies

As of March 31, 2015, the Company had a total of $415,524 of outstanding liabilities. As of this date, the Company recognizes $177,270 of outstanding liabilities related to previous Company directors, Robert Sawatsky and Kelly Fielder. The Company’s legal counsel believes that the outstanding liabilities are expected to be paid back to the previous Company directors, Robert Sawatsky and Kelly Fielder, who had originally loaned money to the Company. However, there has been no resolution of this event.

Note 6 – Equity

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

On April 1, 2014 the Company entered into a consulting services contract with Theo van der Linde. The contract terminated on October 31, 2014. Mr. van der Linde shall receive 3,000,000 shares of the Company’s common stock representing payment of $100,000 for services rendered for the term of the agreement. Such shares shall be valued at the price of $.03 per common share. $100,000 has been expensed and the shares have not been issued at the date of this report.

On April 1, 2014 the Company entered into a consulting services contract with Jack Bakker. The contract terminated on October 31, 2014. Mr. Bakker shall receive 3,000,000 shares of the Company’s common stock representing payment of $100,000 for services rendered for the term of the agreement. Such shares shall be valued at the price of $.03 per common share. $100,000 has been expensed and the shares have not been issued at the date of this report.

On September 1, 2014 the Company entered into an Executive Employment Agreement with Mr. Terry Christopher. Mr. Christopher a geologist served as an advisor to the Company since September of 2014. Mr. Christopher will be entitled to receive 1,200,000 shares of the Company’s common stock as part of the agreement. The Shares shall be valued at a price of $0.05 per common share. $150,000 has been expensed to date. No shares have been issued to Mr. Christopher as of the date of this report.

Per the agreements these individuals cannot own in excess of 9.99% of any class of stock of the company.

Note 7 – Income Taxes

The significant components of the Company’s deferred tax assets are as follows:

	March 31, 2015	March 31, 2014

Deferred tax assets
Net operating loss carryforwards	$14,736,194	$14,141,491
Less: valuation allowance for deferred tax asset	(14,736,194)	(14,141,491)
	$-	$-

Reconciliation between the provision for income taxes and the expected tax benefit using the federal statutory rate of 34% and state statutory rate of 6.9% for 2015 and 2014 is as follows:

	March 31, 2015	March 31, 2014

Income tax benefit at federal statutory rate	(34.00%)	(34.00%)
State income tax benefit, net of effect on federal taxes	(6.90%)	(6.90%)
Increase in valuation allowance	40.90%	40.90%
Income tax expense (benefit)	0.0%	0.0%

The amount taken into income as deferred tax assets must reflect that portion of the net operating loss carryforwards that is more likely-than-not to be realized from future operations. The Company has chosen to provide an allowance of 100% against all available income tax loss carryforwards, due to the uncertainty surrounding their realization.

No provision for income taxes has been provided in these financial statements due to the net loss. The effective tax rate differs from the 34% statutory rate for the year ended March 31, 2015 due to the change in valuation allowance.

At March 31, 2015, the Company has net operating loss carryforwards, which expire commencing in 2029, totaling approximately $14,736,194, the benefit of which has not been recorded in the financial statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(a) of the Securities and Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 18th day of June 2015.

BUSCAR OIL, INC.

By:	/s/ Troy Grant
Troy Grant, President

Pursuant to the requirements of the Securities Act of l934, this Report has been signed below by the following person on behalf of the Registrant and in the capacities and on the date indicated.

	Title	Date

/s/ Troy Grant	Principal Executive	June 18, 2015
Troy Grant	Financial and Accounting
Officer and Director