Form 10-Q
period 2015-06-30
Buscar Co
filed 2015-08-31
CIK 1518380

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACTOF 1934

For the quarterly period ended June 30, 2015

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ____________

Commission File Number: 333-122009

BUSCAR COMPANY
(Exact Name of Registrant as Specified in its Charter)

Nevada	69-0681435
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4766 Admiralty Way

Marina Del Rey, California 90292

(Address of Principal Executive Offices) (Zip Code)

Registrant's telephone number including area code: (661) 418-7842

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

As of August 28, 2015, there were 73,725,000 shares of the issuer’s common stock, $0.00001 par value per share, outstanding.

BUSCAR COMPANY.

(Formerly BUSCAR OIL, INC.)

Balance Sheets

	June 30,	March 31,
	2015	2015
		(Audited)
ASSETS
CURRENT ASSETS
Cash	$-	$-

TOTAL ASSETS	$-	$-

LIABILITIES & STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Due to Related Party	$-	$238,254
Accounts payable and accrued liabilities	30,656	-
Contingent liabilities	177,270	177,270

TOTAL LIABILITIES	207,926	415,524

STOCKHOLDERS' DEFICIT
Preferred stock, par value $0.00001; authorized 20,000,000 shares authorized; 8,000,000 shares issued and outstanding at June 30, 2015 and March 31, 2015, respectively	80	80
Common stock, par value $0.00001 par value, 500,000,000 shares authorized as of June 30, 2015 and March 31, 2015, respectively, 73,725,000 shares issued and outstanding at June 30, 2015 and March 31, 2015 (1)	737	2
Common stock payable	-	390,000
Additional paid-in capital	14,684,853	13,930,588
Accumulated deficit	(14,893,596)	(14,736,194)

TOTAL STOCKHOLDERS' DEFICIT	(207,926)	(415,524)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$-

(1) All common share amounts and per share amounts in these financial statements reflect the 1-for-300 share reverse split of the issued and outstanding shares of common stock of the Company, effective June 18, 2014, including retroactive adjustment of common share amounts. See note 6.

The accompanying notes are an integral part of these financial statements.

BUSCAR COMPANY.

(Formerly BUSCAR OIL, INC.)

Statements of Operations

(unaudited)

For the three months ended	June 30, 2015	June 30, 2014

Costs and expenses:

Management and consulting fees	$126,746	$85,714
General and administrative	30,656	30,525
Total expenses	157,402	116,239

Loss from operations	(157,402)	(116,239)

Loss before income taxes	(157,402)	(116,239)
Provision for income taxes	-	-
Net loss	$(157,402)	$(116,239)

Net loss per share: Basic and diluted	$(0.01)	$(0.52)

Weighted average shares outstanding:
Basic and diluted (2)	12,388,731	225,000

(2) All common share amounts and per share amounts in these financial statements reflect the 1-for-300 share reverse split of the issued and outstanding shares of common

The accompanying notes are an integral part of these financial statements.

BUSCAR COMPANY.

(Formerly BUSCAR OIL, INC.)

Statements of Cash Flows

(Unaudited)

For the three months ended	June 30, 2015	June 30, 2014
Operating Activities:
Net loss	$(157,402)	$(116,239)
Non- cash adjustment to reconcile net loss to cash used in operating activities:
Share based compensation	132,000	-
Net change in:
Accounts payable and accrued liabilities	30,656	-
Due to related party	(5,254)	116,214
Cash Used in Operating Activities	-	(25)
Financing Activities:

Net Decrease in Cash	-	(25)

Cash, beginning of period	-	25
Cash, end of period	$-	$-

Interest Paid	$-	$-
Taxes Paid	$-	$-

The significant non cash investing and financing activities for the period ended June 30, 2015 included:

a) The issuance of 7,200,000 shares in exchange for $390,000 of debt settlement

b) The issuance of 65,000,000 shares in exchange for $300,000 of debt settlement

c) The issuance of 1,300,000 shares in exchange for $65,000 of debt settlement

There were no significant non cash investing and financing activities for the period ended June 30, 2014

The accompanying notes are an integral part of these financial statements.

Buscar Company.

(Formerly Buscar Oil Inc.)

Notes to Financial Statements

(Unaudited)

Note 1 - Business

Buscar Company is seeking opportunities in the exploration and production of oil and gas. Buscar is actively reviewing opportunities that are known to have historic production or present production, providing a low risk opportunity for production and cash flow. The projects are de-risked based on its historic or present production of near production potential. The recoverability of any amounts of oil and gas at economic levels and the definition of reserves is also contingent of the ability of the Company to obtain the necessary financing to complete testing, exploration and development of the Company's interests.

Note 2 - Summary of Significant Accounting Policies

The financial statements have, in management's opinion, been properly prepared within the framework of the significant accounting policies summarized below:

The accompanying financial statements of Buscar Company (formerly Buscar Oil, Inc.) (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC”).

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

Note 3 - Going Concern

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At June 30, 2015, the Company had not yet achieved profitable operations, has accumulated losses of $14,893,596 (March 31, 2015- $14,736,194) since its inception, has a working capital deficiency of $207,926 (March 31, 2015 -$415,524) and expects to incur further losses in the development of its business, all of which raise substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available or on terms acceptable to the Company.

Note 4 – Due to Related Party

As at June 30, 2015 related parties paid $300,000 on behalf of the Company for its accounting, consulting and legal fees. All of these fees have been accrued. As of June 30, 2015, NIL is outstanding to them. The amount due does not bear any interest and is due on demand.

On August 1, 2014 the Company entered into an Executive Employment Agreement with Mr. Troy Grant. Starting on August 1, 2014, the Company shall pay Mr. Grant a base salary of $22,000 per month, full or part, plus applicable bonuses as are awarded by the Board of Directors from time to time based on performance, which may either be paid in stock or cash at the discretion of the Board. $198,000 has been expensed to date.

On August 1, 2014 the Company entered into an office rental agreement with Mr. Grant for 700 square feet of office space located at his residence in Nova Scotia, Canada. The Company shall occupy the Premises on a month-to-month basis for $500 per month. Rent shall accrue from August 1, 2014 until July 31, 2015, and on such date, the Tenant shall pay owner the sum outstanding ($500 monthly) for all accrued rents. $4,000 has been expensed to date. The shares for the amount accrued were issued in June 2015. As of June 30, 2015, the Company has paid this expense.

Shares for the $300,000 accrued were issued in June 2015 (See note 6). As of June 30, 2015, the Company had no payable due to related parties

Note 5 – Commitments and Contingencies

As of June 30, 2015, the Company had a total of $207,926 of outstanding liabilities. As of this date, the Company recognized $177,270 of outstanding liabilities related to previous Company directors, Robert Sawatsky and Kelly Fielder. The Company’s legal counsel believes that the outstanding liabilities are expected to be paid back to the previous Company directors, Robert Sawatsky and Kelly Fielder, who had originally loaned money to the Company. However, there has been no resolution of this event.

Note 6 – Equity

On June 18, 2014, upon receiving approval from the Financial Industry Regulatory Authority, Troy Grant, the Company’s sole director and majority shareholder approved certain actions (the “Actions”) that included:

(i) An amendment to the Company’s Articles of Incorporation changing Colorado Gold Mines’ name to Buscar Oil, Inc.

(ii) A 1-for-300 share Reverse Split of the Company’s issued and outstanding common stock. Common share amounts and per share amounts in these financial statements have been retroactively adjusted to reflect this reverse split.

On April 3, 2014 the Company sold 800,000 post-split shares of its common stock to Terry Christopher at a per share price of $.05 or an aggregate of $40,000. On April 3, 2014, the Company sold 500,000 post-split shares of its common stock to Robin Ross at a per share price of $.05 or an aggregate of $25,000. All proceeds were used to settle current obligations. These shares were issued in June 2015.

On April 1, 2014 the Company entered into a consulting services contract with Theo van der Linde. The contract terminated on October 31, 2014. Mr. van der Linde shall receive 3,000,000 shares of the Company’s common stock representing payment of $100,000 for services rendered for the term of the agreement. Such shares shall be valued at the price of $.03 per common share. $100,000 has been expensed. The Company issued these shares in June 2015.

On April 1, 2014 the Company entered into a consulting services contract with Jack Bakker. The contract terminated on October 31, 2014. Mr. Bakker shall receive 3,000,000 shares of the Company’s common stock representing payment of $100,000 for services rendered for the term of the agreement. Such shares shall be valued at the price of $.03 per common share. $100,000 has been expensed. The Company issued these shares in June 2015.

On September 1, 2014 the Company entered into an Executive Employment Agreement with Mr. Terry Christopher. Mr. Christopher a geologist served as an advisor to the Company since September of 2014. Mr. Christopher will be entitled to receive 1,200,000 shares of the Company’s common stock as part of the agreement. The Shares shall be valued at a price of $0.05 per common share. $150,000 has been expensed to date and the Company issued these shares in June 2015.

On June 8, 2015, Troy Grant, the Company’s chief executive officer and sole member of the Board of Directors was issued 65,000,000 shares of restricted Common Stock in exchange for accrued salaries, bonus and expenses of $300,000. As previously stated in the Company’s 10-Qs and 10-Ks on August 1, 2014 the Company entered into an Executive Employment Agreement with Mr. Troy Grant. Whereby, the Company shall pay Mr. Grant a base salary of $22,000 per month, plus applicable bonuses as are awarded by the Board of Directors from time to time based on performance, which may either be paid in stock or cash at the discretion of the Board. No shares have been issued to Mr. Grant prior to June 9, 2015 with regard to deferred salary and bonus.

Per the agreements these individuals cannot own in excess of 9.99% of any class of stock of the company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

Buscar Company. (“Buscar”, “we”, “us”, “our”, the "Company" or the "Registrant") was originally incorporated in the State of New York on May 27, 2010 under the name of Argentum Capital, Inc. Graystone was reincorporated in Delaware on January 10, 2011 and we subsequently changed our name to The Graystone Company, Inc on January 14, 2011. Graystone is domiciled in the state of Delaware, and its corporate headquarters are located in Lima, Peru and maintains it US executive office in Las Vegas, Nevada for mailing purposes. The Company selected December 31 as its fiscal year end.

Buscar Company. (“Buscar”, “we”, “us”, “our”, the "Company") was incorporated in Nevada as Cascade Springs Ltd. on January 19, 2010. In 2012, we amended our Articles of Incorporation to change our name to Colorado Gold Mines, Inc. On June 18, 2014, changed our name to Buscar Oil, Inc. On May 19, 2015, the Company changed it’s name to Buscar Company. Buscar is domiciled in the state of Colorado, and its corporate headquarters are located in Los Angeles, CA. The Company selected March 31 as its fiscal year end.

The Company's business is the buying, selling and racing of thoroughbreds that can race in the allowance and stakes levels of thoroughbred racing; however, the Company will initially begin in the claiming level of thoroughbred racing. The Company intends to acquire in its claiming division before acquiring horses for its allowance/stakes division. These horses will provide the Company with revenue and a foundation to build out a stakes level stable. The Company’s main focus will be acquiring horses that will be capable of racing in stake races throughout the Country.

Allowance races are a race other than claiming for which the racing secretary drafts certain conditions (see below for more details). Stakes races are the top level races. The purse money is significantly higher in allowance and stakes level races. Claiming refers to the process by which a licensed person may purchase a horse entered in a race designated as a “claiming race” for a predetermined price. When a horse has been claimed, its new owner assumes title after the starting gate opens although the former owner is entitled to all purse money earned in that race. Claiming races are lowest level in thoroughbred racing. Stakes and allowance races are races in which the horses are not for sale. The Company also engages in the business of thoroughbred research.

The Company is a developmental stage company. Additionally, the Company's management has expressed substantial doubt about our ability to continue as a going concern. The Company needs to raise additional capital to continue operations and to implement its plan of operations. The Company has insufficient capital to continue operations for the next 12 months. The Company requires up to $40,000 to continue its current operations for the next 12 months.. The company needs to raise capital in the amount of $1,600,000 to fully execute on its business plan on claiming at least 12-15 thoroughbreds over the next 18 months. The Company initially needs to raise $200,000 to begin implementing its business plan and acquiring thoroughbreds to race in claiming races. The Company needs the additional $1,400,000 to acquire a total of 8 thoroughbreds for its claiming division and 3-5 for its allowance/stakes division. The Company has not secured the financing necessary to execute timetables and/or acquisitions stated above. Furthermore, there is no guarantee that the Company will be able to raise the funds discussed in this paragraph.

Our auditors have issued a going concern opinion and the reasons noted for issuing the opinion are our lack of revenues and capital.

Factors that make this offering highly speculative or risky are:

•	We require funding for our operations and have not located and may not be able to obtain financing in the future;
•	There is a very limited market for our common shares;
•	We have no revenues or sales;
•	We are start -up business;
•	We have no experience in oil and gas business as a company;
•	We will likely issue shares in the future for services and to raise capital which will dilute investors and our existing stockholders;
•	We are a penny stock;
•	We have a poor financial condition and are undercapitalized;
•	We may never locate hydrocarbons on any properties we acquire and even if we do locate hydrocarbons, we may not be able to operate profitably;
•	Our officers and directors have no experience in running a public company.

Because we are a small company that has never generated revenues and do not have any capital, we must raise money. If we can’t raise any capital, we will have to cease operations.

We did not have any off balance sheet arrangements as of June 30, 2015.

Liquidity and Capital Resources

As of June 30, 2015, we did not have any cash available. We plan to raise additional debt and equity financing to meet our obligations as they become due.

Off-Balance Sheet Arrangements

We did not have any off balance sheet arrangements as of June 30, 2015.

Lawsuit

The Company recently learned that a default had been entered against the Company related to a lawsuit filed for attorney services previously provided to the company. The Company will seek to set aside the default judgment and determine the actual amount owed to the previous attorney. The judgment was for approximately $23,000.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

An evaluation was carried out under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report on Form 10-Q. Disclosure controls and procedures are procedures designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-Q, is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and is communicated to our management, including our Principal Executive Officer and Principal Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our management concluded that, as of June 30, 2015, our disclosure controls and procedures were not effective.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2015, that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II

Item 6. Exhibits

Exhibit No.	Description

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.

BUSCAR COMPANY, INC.

August 31, 2015	By:	/s/ Troy Grant
Troy Grant
Financial and Accounting Officer (interim)

