Form 10-Q
period 2015-09-30
Buscar Co
filed 2015-12-22
CIK 1518380

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
 (Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACTOF 1934

For the quarterly period ended September 30, 2015

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ________________

Commission File Number: 333-122009

BUSCAR COMPANY,
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

As of December 21, 2015, there were 73,724,995 shares of the issuer’s common stock, $0.00001 par value per share, outstanding.

BUSCAR COMPANY.
(Formerly BUSCAR OIL, INC.)
Balance Sheets

	September 30	March 31
	2015	2015
		(Audited)
ASSETS

CURRENT ASSETS
Cash	$-	$-

TOTAL ASSETS	$-	$-

LIABILITIES & STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Due to Related Party	$-	$238,254
Accounts payable and accrued liabilities	40,656	-
Contingent liabilities	177,270	177,270

TOTAL LIABILITIES	217,926	415,524

STOCKHOLDERS' DEFICIT
Preferred stock, par value $0.00001; authorized 20,000,000
shares authorized; 8,000,000 shares issued and outstanding
at September 30, 2015 and March 31, 2015, respectively	80	80
Common stock, par value $0.00001 par value, 500,000,000 shares authorized as of September 30, 2015 and March 31, 2015, respectively,
73,724,995 shares issued and outstanding at September 30, 2015 and March 31, 2015 (1)	737	2
Common stock payable	-	390,000
Additional paid-in capital	14,684,853	13,930,588
Accumulated deficit	(14,903,596)	(14,736,194)

TOTAL STOCKHOLDERS' DEFICIT	(217,926)	(415,524)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$-

(1) All common share amounts and per share amounts in these financial statements reflect the 1-for-300 share reverse split of the issued and outstanding shares of common stock of the Company, effective June 18, 2014, including retroactive adjustment of common share amounts. See note 6.

The accompanying notes are an integral part of these condensed unaudited financial statements.

BUSCAR COMPANY.
(Formerly BUSCAR OIL, INC.)
Statements of Operations
(unaudited)

	For the three month period ended		For the six month period ended
	September 30		September 30
	2015	2014	2015	2014

Costs and expenses:

Management and consulting fees	$-	$279,714	$126,746	$365,428
General and administrative	10,000	9,640	40,656	40,165
Total expenses	10,000	289,354	167,402	405,593

Loss from operations	(10,000)	(289,354)	(167,402)	(405,593)

Loss before income taxes	(10,000)	(289,354)	(167,402)	(405,593)
Provision for income taxes	-		-	-
Net loss	$(10,000)	$(289,354)	$(167,402)	$(405,593)

Net loss per share: Basic and diluted	$(0.00)	$(1.29)	$(0.00)	$(1.80)

Weighted average shares outstanding:
Basic and diluted (2)	73,724,995	225,000	43,056,863	225,000

(2) All common share amounts and per share amounts in these financial statements reflect the 1-for-300 share reverse split of the issued and outstanding shares of common stock of the Company, effective June 18, 2014, including retroactive adjustment of common share amounts. See note 6.

 The accompanying notes are an integral part of these condensed unaudited financial statements.

BUSCAR COMPANY.
(Formerly BUSCAR OIL, INC.)
Statements of Cash Flows
(Unaudited)

	For the six months ended
	September 30, 2015	September 30, 2014

Operating Activities:
Net loss	$(167,402)	$(405,593)
Non- cash adjustment to reconcile net loss to cash used in operating activities:
Share based compensation	132,000	-
Net change in:
Accounts payable and accrued liabilities	40,656	321,428
Due to related party	(5,254)	84,140
Cash Used in Operating Activities	-	(25)

Financing Activities:

Net Decrease in Cash	-	(25)

Cash, beginning of period	-	25
Cash, end of period	$-	$-

Interest Paid	$-	$-

Taxes Paid	$-	$-

The significant non cash investing and financing activities for the period ended September 30, 2015 included:
a) The issuance of 7,200,000 shares in exchange for $390,000 of debt settlement
b) The issuance of 65,000,000 shares in exchange for $300,000 of debt settlement
c) The issuance of 1,300,000 shares in exchange for $65,000 of debt settlement

There were no significant non cash investing and financing activities for the period ended September 30, 2014

 The accompanying notes are an integral part of these condensed unaudited financial statements.

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

Note 3 - Going Concern

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At September 30, 2015, the Company had not yet achieved profitable operations, has accumulated losses of $14,903,596 (March 31, 2015- $14,736,194) since its inception, has a working capital deficiency of $217,926 (March 31, 2015 -$415,524) and expects to incur further losses in the development of its business, all of which raise substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available or on terms acceptable to the Company.

Note 4 – Due to Related Party

For the period ended September 30, 2015 related parties paid $300,000 on behalf of the Company for its accounting, consulting and legal fees. All of these fees have been accrued.  As of September 30, 2015, NIL is outstanding to them.  The amount due does not bear any interest and is due on demand.

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

The shares for the amount accrued were issued in June 2015.  As of September 30, 2015, the Company has paid this expense.

Shares for the $300,000 accrued were issued in June 2015 (See note 6). As of September 30, 2015, the Company had no payable due to related parties

Note 5 – Commitments and Contingencies

As of September 30, 2015, the Company had a total of $217,926 of outstanding liabilities. As of this date, the Company recognized $177,270 of outstanding liabilities related to previous Company directors, Robert Sawatsky and Kelly Fielder. The Company’s legal counsel believes that the outstanding liabilities are expected to be paid back to the previous Company directors, Robert Sawatsky and Kelly Fielder, who had originally loaned money to the Company. However, there has been no resolution of this event.

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

Liquidity and Capital Resources

As of September 30, 2015, we did not have any cash available. We plan to raise additional debt and equity financing to meet our obligations as they become due.

Off-Balance Sheet Arrangements

We did not have any off balance sheet arrangements as of September 30, 2015.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

An evaluation was carried out under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report on Form 10-Q.  Disclosure controls and procedures are procedures designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-Q, is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and is communicated to our management, including our Principal Executive Officer and Principal Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.  Based on that evaluation, our management concluded that, as of September 30, 2015, our disclosure controls and procedures were not effective.

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

 Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2015, that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

BUSCAR COMPANY, INC.

	By:	/s/ Troy Grant
December 21, 2015		Troy Grant
Financial and Accounting Officer (interim)