Form 10-Q
period 2015-12-31
Buscar Co
filed 2016-04-12
CIK 1518380

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2015

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Larger accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of April 12, 2016, there were 73,725,000 shares of the issuer's common stock, $0.00001 par value per share, outstanding.

BUSCAR COMPANY.
(Formerly BUSCAR OIL, INC.)
Balance Sheets

	December 31,	March 31,
	2015	2015
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$-	$-

TOTAL ASSETS	$-	$-

LIABILITIES & STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Due to Related Party	$-	$238,254
Accounts payable and accrued liabilities	45,656	-
Contingent liabilities	177,270	177,270

TOTAL LIABILITIES	$222,926	$415,524

STOCKHOLDERS' DEFICIT
Preferred stock, par value $0.00001; authorized 20,000,000 shares authorized; 8,000,000 shares issued and outstanding at December 31, 2015 and March 31, 2015, respectively	80	80
Common stock, par value $0.00001 par value, 500,000,000 shares authorized as of December 31, 2015 and March 31, 2015, respectively, 73,725,000 shares issued and outstanding at December 31, 2015 and 225,000 issued and outstanding at March 31, 2015 (1)	737	2
Common stock payable	-	390,000
Additional paid-in capital	14,684,853	13,930,588
Accumulated deficit	(14,908,596)	(14,736,194)

TOTAL STOCKHOLDERS' DEFICIT	(222,926)	(415,524)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$-

________________

(1)

All common share amounts and per share amounts in these financial statements reflect the 1-for-300 share reverse split of the issued and outstanding shares of common stock of the Company, effective June 18, 2014, including retroactive adjustment of common share amounts. See note 6.

The accompanying notes are an integral part of these financial statements.

BUSCAR COMPANY.
(Formerly BUSCAR OIL, INC.)
Statements of Operations
(unaudited)

	For the three month period ended December 31,		For the nine month period ended December 31,
	2015	2014	2015	2014
Costs and expenses:
Management and consulting fees	$-	$94,572	$126,746	$460,000
General and administrative	5,000	12,398	45,656	52,563
Total expenses	5,000	106,970	172,402	512,563

Loss from operations	(5,000)	(106,970)	(172,402)	(512,563)

Loss before income taxes	(5,000)	(106,970)	(172,402)	(512,563)
Net loss	$(5,000)	$(106,970)	$(172,402)	$(512,563)

Net loss per share: Basic and diluted	$(0.00)	$(0.48)	$(0.00)	$(2.28)

Weighted average shares outstanding:
Basic and diluted (2)	73,725,000	225,000	53,354,197	225,000

(2) All common share amounts and per share amounts in these financial statements reflect the 1-for-300 share reverse split of the issued and outstanding shares of common stock of the Company, effective June 18, 2014, including retroactive adjustment of common share amounts. See note 6.

The accompanying notes are an integral part of these financial statements.

BUSCAR COMPANY.
(Formerly BUSCAR OIL, INC.)
Statements of Cash Flows
(Unaudited)

	For the nine months ended
	December 31, 2015	December 31, 2014
Operating Activities:
Net loss	$(172,402)	$(512,563)
Non- cash adjustment to reconcile net loss to cash used in operating activities:
Share based compensation	126,746	350,000
Net change in:
Accounts payable and accrued liabilities	45,656	162,538
Cash Used in Operating Activities	-	(25)

Financing Activities:

Net Decrease in Cash	-	(25)

Cash, beginning of period	-	25
Cash, end of period	$-	$-

Interest Paid	$-	$-
Taxes Paid	$-	$-

The significant non cash investing and financing activities for the period ended December 31, 2015 included:

a) The issuance of 7,200,000 shares in exchange for $390,000 of debt settlement to an unrelated party (see note 6)
b) The issuance of 65,000,000 shares in exchange for $300,000 of debt settlement to a related party (see note 6)
c) The issuance of 1,300,000 shares in exchange for $65,000 of debt settlement to an unrelated party (see note 6)

The accompanying notes are an integral part of these financial statements.

Buscar Company.

(Formerly Buscar Oil Inc.)

Notes to Financial Statements

(Unaudited)

Note 1 – Business

The Company's operates under new operating subsidiaries, Buscar Stables.

Buscar Stables is in the business of buying, selling and racing of thoroughbreds that can race in the allowance and stakes levels of thoroughbred racing; however, the Company will initially begin in the claiming level of thoroughbred racing. The Company's main focus will be acquiring horses that will be capable of racing in stake races throughout the Country.

Allowance races are a race other than claiming for which the racing secretary drafts certain conditions (see below for more details).  Stakes races are the top level races.  The purse money is significantly higher in allowance and stakes level races.  Claiming refers to the process by which a licensed person may purchase a horse entered in a race designated as a "claiming race" for a predetermined price. When a horse has been claimed, its new owner assumes title after the starting gate opens although the former owner is entitled to all purse money earned in that race.  Claiming races are lowest level in thoroughbred racing. Stakes and allowance races are races in which the horses are not for sale.  The Company also engages in the business of thoroughbred research. The Company is currently look at a number of thoroughbreds to acquire for its stable. On March 21, 2016, the Company executed a consulting agreement with a licensed thoroughbred owner in California to assist the Company in the acquisition and training thoroughbreds. The consultant is to receive stock issuance of 1,500,000 shares to and earn up to 6,500,000 warrants priced at $0.30 per share (consultant is limited to 4.9% ownership).

Note 2 – Summary of Significant Accounting Policies

The financial statements have, in management's opinion, been properly prepared within the framework of the significant accounting policies summarized below:

The accompanying financial statements of Buscar Company (formerly Buscar Oil, Inc.) (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC").

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

As a result of the implementation of certain provisions of ASC 740, Income Taxes ("ASC 740"), which clarifies the accounting and disclosure for uncertainty in tax positions, as defined, ASC 740 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. We adopted the provisions of ASC 740 as of January 1, 2007, and have analyzed filing positions in each of the federal and state jurisdictions where we are required to file income tax returns, as well as all open tax years in these jurisdictions. We have identified the U.S. federal and California as our "major" tax jurisdictions. Generally, we remain subject to Internal Revenue Service examination of our 2010 through 2013 U.S. federal income tax returns, and remain subject to California Franchise Tax Board examination of our 2010 through 2013 California Franchise Tax Returns. However, we have certain tax attribute carryforwards which will remain subject to review and adjustment by the relevant tax authorities until the statute of limitations closes with respect to the year in which such attributes are utilized.

Basic and Diluted Loss Per Share

Basic loss per share is computed using the weighted average number of shares outstanding during the period. Diluted loss per share has not been provided as it would be anti-dilutive.

Stock-Based Compensation

We periodically issue stock options and warrants to employees and non-employees in non-capital raising transactions for services and for financing costs. We account for stock option and warrant grants issued and vesting to employees based on Financial Accounting Standards Board (FASB) ASC Topic 718, "Compensation – Stock Compensation", whereas the award is measured at its fair value at the date of grant and is amortized ratably over the service period. We account for stock option and warrant grants issued and vesting to non-employees in accordance with ASC Topic 505, "Equity", whereas the value of the stock compensation is based upon the measurement date as determined at either (a) the date at which a performance commitment is reached, or (b) at the date at which the necessary performance to earn the equity instruments is complete.

Recent Accounting Pronouncements

In 2014, the FASB has issued ASU No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation. The amendments in this ASU remove all incremental financial reporting requirements from U.S. GAAP for development stage entities, including the removal of Topic 915, Development Stage Entities, from the FASB Accounting Standards Codification™. In addition, the ASU: (a) adds an example disclosure in Topic 275, Risks and Uncertainties, to illustrate one way that an entity that has not begun planned principal operations could provide information about the risks and uncertainties related to the company's current activities; and (b) removes an exception provided to development stage entities in Topic 810, Consolidation, for determining whether an entity is a variable interest entity. We have early adopted ASU No. 2014-10 and have removed all incremental financial reporting for development stage enterprises.

Note 3 – Going Concern

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At December 31, 2015, the Company had not yet achieved profitable operations, has accumulated losses of $14,908,596 (March 31, 2015- $14,736,194) since its inception, has a working capital deficiency of $222,926 (March 31, 2015 -$415,524) and expects to incur further losses in the development of its business, all of which raise substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available or on terms acceptable to the Company.

Note 4 – Due to Related Party

During the year 2015, related parties paid $300,000 on behalf of the Company for its accounting, consulting and legal fees. All of these fees have been accrued. As of December 31, 2015, NILis outstanding to them. The amount due does not bear any interest and is due on demand.

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

On August 1, 2014 the Company entered into an office rental agreement with Mr. Grant for 700 square feet of office space located at his residence in Nova Scotia, Canada. The Company shall occupy the Premises on a month-to-month basis for $500 per month. Rent shall accrue from August 1, 2014 until July 31, 2015, and on such date, the Tenant shall pay owner the sum outstanding ($500 monthly) for all accrued rents. $4,000 has been expensed to date. The shares for the amount accrued were issued in June 2015. As of December 31, 2015, the Company has paid this expense.

Shares for the $300,000 accrued were issued in June 2015 (See note 6). As of December 31, 2015, the Company had no payable due to related parties

Note 5 – Commitments and Contingencies

As of December 31, 2015, the Company had a total of $222,926 of outstanding liabilities. As of this date, the Company recognized $177,270 of outstanding liabilities related to previous Company directors, Robert Sawatsky and Kelly Fielder. The Company's legal counsel believes that the outstanding liabilities are expected to be paid back to the previous Company directors, Robert Sawatsky and Kelly Fielder, who had originally loaned money to the Company. However, there has been no resolution of this event.

Note 6 – Equity

On June 18, 2014, upon receiving approval from the Financial Industry Regulatory Authority, Troy Grant, the Company's sole director and majority shareholder approved certain actions (the "Actions") that included:

(i)	An amendment to the Company's Articles of Incorporation changing Colorado Gold Mines' name to Buscar Oil, Inc.

(ii)

A 1-for-300 share Reverse Split of the Company's issued and outstanding common stock. Common share amounts and per share amounts in these financial statements have been retroactively adjusted to reflect this reverse split.

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

On April 1, 2014 the Company entered into a consulting services contract with Theo van der Linde. The contract terminated on October 31, 2014. Mr. van der Linde shall receive 3,000,000 shares of the Company's common stock representing payment of $100,000 for services rendered for the term of the agreement. Such shares shall be valued at the price of $.03 per common share. $100,000 has been expensed. The Company issued these shares in June 2015.

On April 1, 2014 the Company entered into a consulting services contract with Jack Bakker. The contract terminated on October 31, 2014. Mr. Bakker shall receive 3,000,000 shares of the Company's common stock representing payment of $100,000 for services rendered for the term of the agreement. Such shares shall be valued at the price of $.03 per common share. $100,000 has been expensed. The Company issued these shares in June 2015.

On September 1, 2014 the Company entered into an Executive Employment Agreement with Mr. Terry Christopher. Mr. Christopher a geologist served as an advisor to the Company since September of 2014. Mr. Christopher will be entitled to receive 1,200,000 shares of the Company's common stock as part of the agreement. The Shares shall be valued at a price of $0.05 per common share. $150,000 has been expensed to date and the Company issued these shares in June 2015.

On June 8, 2015, Troy Grant, the Company's chief executive officer and sole member of the Board of Directors was issued 65,000,000 shares of restricted Common Stock in exchange for accrued salaries, bonus and expenses of $300,000. As previously stated in the Company's 10-Qs and 10-Ks on August 1, 2014 the Company entered into an Executive Employment Agreement with Mr. Troy Grant. Whereby, the Company shall pay Mr. Grant a base salary of $22,000 per month, plus applicable bonuses as are awarded by the Board of Directors from time to time based on performance, which may either be paid in stock or cash at the discretion of the Board. No shares have been issued to Mr. Grant prior to June 9, 2015 with regard to deferred salary and bonus.

Per the agreements these individuals cannot own in excess of 9.99% of any class of stock of the company.

Note 7 – Subsequent Event

On March 21, 2016, the Company executed a consulting agreement with a licensed thoroughbred owner in California to assist the Company in the acquisition and training thoroughbreds. The consultant is to receive stock issuance of 1,500,000 shares to and earn up to 6,500,000 warrants priced at $0.30 per share (consultant is limited to 4.9% ownership). The consulting agreement terminates on April 30, 2016.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

Buscar Company. ("Buscar", "we", "us", "our", the "Company") was incorporated in Nevada as Cascade Springs Ltd. on January 19, 2010. In 2012, we amended our Articles of Incorporation to change our name to Colorado Gold Mines, Inc. On June 18, 2014, changed our name to Buscar Oil, Inc. On May 19, 2015, the Company changed it's name to Buscar Company. Buscar is domiciled in the state of Nevada, and its corporate headquarters are located in Los Angeles, CA. The Company selected March 31 as its fiscal year end.

The Company's operates under new operating subsidiaries, Buscar Stables.

Buscar Stables is in the business of buying, selling and racing of thoroughbreds that can race in the allowance and stakes levels of thoroughbred racing; however, the Company will initially begin in the claiming level of thoroughbred racing. The Company's main focus will be acquiring horses that will be capable of racing in stake races throughout the Country.

Allowance races are a race other than claiming for which the racing secretary drafts certain conditions (see below for more details).  Stakes races are the top level races.  The purse money is significantly higher in allowance and stakes level races.  Claiming refers to the process by which a licensed person may purchase a horse entered in a race designated as a "claiming race" for a predetermined price. When a horse has been claimed, its new owner assumes title after the starting gate opens although the former owner is entitled to all purse money earned in that race.  Claiming races are lowest level in thoroughbred racing. Stakes and allowance races are races in which the horses are not for sale.  The Company also engages in the business of thoroughbred research. The Company is currently look at a number of thoroughbreds to acquire for its stable.

The Company is a developmental stage company. Additionally, the Company's management has expressed substantial doubt about our ability to continue as a going concern. The Company needs to raise additional capital to continue operations and to implement its plan of operations. The Company has insufficient capital to continue operations for the next 12 months. The Company requires up to $40,000 to continue its current operations for the next 12 months.. The company needs to raise capital in the amount of $3,500,000 to fully execute on its business plan on claiming at least 12-15 thoroughbreds, to purchase properties and to acquire purchase orders over the next 18 months.

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

Because we are a small company that has never generated revenues and do not have any capital, we must raise money. If we can't raise any capital, we will have to cease operations.

Liquidity and Capital Resources

As of December 31, 2015, we did not have any cash available. We plan to raise additional debt and equity financing to meet our obligations as they become due.

Off-Balance Sheet Arrangements

We did not have any off balance sheet arrangements as of December 31, 2015.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

An evaluation was carried out under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report on Form 10-Q. Disclosure controls and procedures are procedures designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-Q, is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and is communicated to our management, including our Principal Executive Officer and Principal Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our management concluded that, as of December 31, 2015, our disclosure controls and procedures were not effective.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2015, that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II

Item 6. Exhibits

Exhibit No.	Description

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	XBRL Interactive Data Files

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.

BUSCAR COMPANY

April 12, 2016	By:	/s/ Troy Grant
Troy Grant
Financial and Accounting Officer (interim)

