Form 10-K
period 2016-03-31
Buscar Co
filed 2016-07-15
CIK 1518380

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2016

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File No.: 000-55659

Buscar Company
(Name of small business issuer in its charter)

Nevada	68-0681435
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

4325 Glencoe Ave Ste C9 Marina Del Rey, CA	90292-9991
(Address of principal executive offices)	(Zip Code)

(661) 418-7842

(Registrant's telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class registered:	Name of each exchange on which registered:
None	None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting stock held by non-affiliates of the Registrant, as of September 30, 2015, the last business day of the Registrant's most recently completed second fiscal quarter, was approximately $3,435,040. Solely for purposes of this disclosure, shares of common stock held by executive officers and directors of the Registrant as of such date have been excluded because such persons may be deemed to be affiliates. This determination of executive officers and directors as affiliates is not necessarily a conclusive determination for any other purposes.

As of July 13, 2016, we had 372,375 shares of its common stock outstanding.

CAUTIONARY NOTE FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this "Report") contains "forward-looking statements" within the meaning of the Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as "anticipate," "believe," "estimate," "intend," "could," "should," "would," "may," "seek," "plan," "might," "will," "expect," "predict," "project," "forecast," "potential," "continue" negatives thereof or similar expressions. These forward-looking statements are found at various places throughout this Report and include information concerning possible or assumed future results of our operations; business strategies; future cash flows; financing plans; plans and objectives of management; any other statements regarding future operations, future cash needs, business plans and future financial results, and any other statements that are not historical facts.

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

This is the current corporate organization:

Business of Registrant

The Company's primary business is the breeding and selling of thoroughbreds. The Company will breed in California. The Company expects that it will need to raise a minimum of an additional $2,000,000 to fully execute its breeding program. The breeding program consists of the Company acquiring broodmares and paying stud fees to farms who own the studs. The breeding season typically runs from February through May. Under the rules of racing, every foal (a baby thoroughbred) is given a birthday of January 1 of the year of its birth regardless of its actual date of birth. The Company will generate revenue from its breeding operations through the sale of the foals and purse winnings from the foals the Company keeps. In July 2016, the Company agreed to purchase its first broodmare and expects to stud her in the next breeding season.

The Company expects to need to raise $2,000,000 to fully implement its breeding division. The Company would expect to acquire 10 - 15 broodmares for approximately $1,000,000. The Company expects to pay approximately $750,000 in stud fees to the owners of the stallions we decide to breed the mares with. The Company also expects to spend $250,000 to be used to pay for the upkeep of the broodmares at the farm we decide to maintain the broodmares at. The Company does not need to acquire or build its own facilities to begin its breeding program as we may maintain the broodmares at various farms in California which charge a daily rate per thoroughbred. The Company expects its on-going monthly expenses directly associated to the thoroughbreds in its breeding division to be approximately $10 to $17 per day for each broodmare. The fee depends on the location of the farm and the amount of vet bills each broodmare may require.

The Company is dependent on obtaining the necessary financing to acquire broodmares and pay the necessary stud fees for its breeding division. The Company will acquire begin the breeding program as our capital position permit. Although the Company expects it needs $2,000,000 to acquire the 10-15 broodmares, we will begin acquiring broodmares as soon as our capital position allows the Company to do so. As such, the faster the Company can raise the necessary capital the quick we can acquire the broodmares and pay for the stud fees. The Company currently does not have a minimum amount that would be required.

While the Company is building its breeding operations, the Company will own and manage thoroughbreds that will race in allowance or stakes races. This will allow the Company to begin to develop relationships with other owners and trainers for the benefit of its breeding operations.

Financing Requirements

The company needs to raise capital in the amount of $2,000,000 to fully execute on its breeding operations. The $2,000,000 is broken down as follows: $1,000,000 to acquire 5-10 broodmares, $750,000 in stud fees, and $250,000 to be used to pay for the upkeep of the broodmares at the farm we decide to maintain the broodmares at. The Company has not secured the financing necessary to execute on its business plan as stated above. If the Company cannot raise the full amount of capital necessary, then it will take longer than expected for the Company to implement its growth plan.

Company's Thoroughbreds

Name	DOB/Sex

Mr. Ability	2014/Colt

Sheza Superstar	2014/Filly

Tsunami	2014/Colt

Breeding

The Company's breeding division will consist of those thoroughbreds breed to be sold in private transactions or auctions. The Company will breed in California those thoroughbreds that it intends to race and will breed in Kentucky those that it intends to sale. The Company expects that it will need to raise a minimum of an additional $2,000,000 to begin its breeding programs. The breeding programs consist of the Company acquiring broodmares and paying stud fees to farms who own the studs. The breeding season typically runs from February through May. Under the rules of racing, every foal (a baby thoroughbred) is given a birthday of January 1 of the year of its birth regardless of its actual date of birth. The Company will generate revenue from its breeding division through the sale of the foals and purse winnings from the foals the Company keeps.

 The Company expects to begin its breeding program in January 2015. However, we are dependent on raising the necessary capital to begin our breeding program. As a result, we may have to delay the date we begin if we are unable to raise sufficient capital. Any delay in raising the capital may cause significant delays in beginning the program since the breeding season only runs from February through May. The Company expects to need to raise $2,000,000 to fully implement its breeding division. The Company would expect to acquire 10 - 15 broodmares for approximately $1,000,000. The Company expects to pay approximately $500,000 in stud fees to the owners of the stallions we decide to breed the mares with. The Company also expects to spend $500,000 to be used to pay for the upkeep of the broodmares at the farm we decide to maintain the broodmares at. The Company does not need to acquire or build its own facilities to begin its breeding program as we may maintain the broodmares at various farms in California or Kentucky. The Company expects its on-going monthly expenses directly associated to the thoroughbreds in its breeding division to be approximately $10 to $17 per day for each broodmare. The fee depends on the location of the farm and the amount of vet bills each broodmare may require.

The Company is dependent on obtaining the necessary financing to acquire broodmares and pay the necessary stud fees for its breeding division. The Company will acquire begin the breeding program as our capital position permit. Although the Company expects it needs $2,000,000 to acquire 5-10 broodmares for this division, we will begin acquiring broodmares as soon as our capital position allows the Company to do so. As such, the faster the Company can raise the necessary capital the quick we can acquire the broodmares and pay for the stud fees.

Revenue from Breeding Division

The Company will generate revenue from the sale of the foals from the Company's broodmares. The foals may be sold as yearlings (1 year old) or as 2 years old. They may be sold at an auction or private party transaction. The Company does not expect to begin generating revenue from its breeding division until 2018.

Allowance/Stakes Level Racing

Stakes and allowance races are races in which the horses are not for sale. Allowance races are a race other than claiming for which the racing secretary drafts certain conditions. The racing secretary for each track drafts certain conditions that a horse must satisfy to be entered into allowance races at the track. These conditions are set forth in a "condition book" that is generally prepared every two weeks. Stakes races are the top level races. Stakes races are the top level races and normally have a nomination and entry fee to be entered into the race. Additionally, there may be a starting fee. A starting fee is the final fee to be paid when the horse is declared a starter after the starting gate opens. The purse money is significantly higher in allowance and stakes level races. Allowance and stakes races may only account for 1-3 races per day at a track instead of the 5-9 claiming races a day at a track. The higher the level in racing the fewer the number of races there are on an average day.

Claiming

A claiming race is one in which all horses entered are eligible to be purchased by a licensed owner or indirectly through a trainer for the specified claiming price. For example, in a $32,000 Claiming race all the horses are for sale for the purchase price of $32,000 plus applicable taxes. The procedure for a claiming race is as follows: the trainer puts a claim in for the horse prior to the race. Immediately upon the start of the race the horse is considered sold to the new owner, however, the previous owner maintains any purse winnings from that race. If two or more owners/trainers put a claim in on a horse than a "shake" occurs to determine who has purchased the horse. A shake is when each claiming owner is assigned a number. Then a racing official draws a number at random and the owner with corresponding number has purchased the horse. Claiming races account for up to 80% of all thoroughbred races on a given day. Allowance and stakes thoroughbred typically only race every 30 days and may race as often as every two weeks.

Timing Between Races

Allowance and stakes thoroughbred typically only race every 45-60 days and may travel outside California to race. Claiming thoroughbreds typically only race every 30 days and may race as often as every two weeks. Claimers race more often than allowance/stakes thoroughbreds due mainly to the smaller purses in claiming races. The expenses related to training a claiming thoroughbred versus an allowance or stakes thoroughbred are approximately the same amount. However, allowance/stakes thoroughbred's purse typically will range from $50,000 to $5,000,000 while claiming purses typically range from $10,000 to $32,000. The higher the average purse money in races that a thoroughbred runs in will allow the Company to provide more time for that thoroughbred to rest in between races since the revenue generated is higher from that thoroughbred.

Eligibility to Enter Races

Eligibility to enter a horse into a particular race is determined by the conditions applicable to the race as set forth on the racing card established by the racing secretary. Conditions take into account such factors as age, sex, winnings (including the number of races won, if any, the most recent win(s) and dollar amount of winnings) and state of birth. For claiming races, the claiming price represents, effectively, an additional racing condition because only horses with values consistent with the claiming price will be entered by their owners. We believe that there will be ample opportunities for our horses to race and we do not believe an absence of racing opportunities will limit our revenues.

Purse Money Distribution

In both allowance/stakes level races and claiming races, purse earnings received by the owner are typically net of commissions. Commissions are customarily 10% of purse earnings for the jockey, if the horse places in first, second or third, and 10% of purse earnings for the trainer and barn staff, if the horse places in first, second, third, fourth or fifth. Otherwise, commissions for the jockey, trainer and barn staff are a flat fee of typically $250. The purse winnings are typically distributed as follows: 1st: 60%; 2nd: 20%; 3rd: 12%; 4th: 6%; 5th: 2%. The rest of the field receives $250 per start.

Training and Development of Horses

The Company's training program will not differ significantly between the claiming division and allowance/stakes division. Each thoroughbred will follow essentially the same training program with the difference being in what distances the horses is expected to race. The main difference between a claiming thoroughbred and an allowance/stakes is essentially the speed and talent of the thoroughbred. As any athlete, some thoroughbreds are blessed with more natural talent than others.

The trainer is the most significant person on the racing team with respect to the development of a thoroughbred. The primary responsibilities of a trainer are the development of the racing abilities of a thoroughbred and the execution of a racing strategy for generating racing revenues. In some cases, the strategy for a horse considered to have early racing potential may be to have it entered into races quickly to take advantage of its early maturation. In other cases, horses may be entered into races more selectively in order to develop them at a more conservative pace. The trainer and our chief executive officer will select the races into which each horse is to be entered at the racetrack.

Once a thoroughbred has been entered in a race, a period of a few weeks to two months may elapse before the thoroughbred has recovered and is ready to race again. The factors relating to the length between races include the endurance, shape and health of the thoroughbred, the skill level and competition experience of the other thoroughbreds in the race and purse money typically ran by the thoroughbred. Trainers typically use these factors to determine where and when to race the thoroughbreds they are training in an effort to create attractive opportunities for the thoroughbred to win and generate revenues. Between races, thoroughbreds are generally ridden or walked every day. Training typically includes jogging, cantering or galloping most days and running (which is referred to as a workout or "fast work") every seven days that it does not race. A workout consists of a timed run from three to five furlongs (one furlong equals 1/8 of a mile) and simulates a race for the thoroughbred.

Another key consideration in racing development is the selection of a jockey. Generally speaking, the trainer is responsible for jockey selection and the stature of the trainer is therefore important from the perspective of jockey selection as well. However, if our horses become eligible for and are entered into a Grade I stakes race, the jockey will be selected or approved by our chief executive officer. In each race, a jockey weight is assigned to each horse and that horse's jockey must weigh in at the required weight in order for the horse to start (or within a number of pounds over the specified weight if a range is permitted by the racing secretary). Jockey weights are assigned based on a variety of factors that may include the horse's age and prior win level. The jockey is generally entitled to a commission equal to 10% of the purse earning of a horse ridden by the jockey, if the horse places in first, second or third. The jockey is also entitled to a modest (for example, $100) flat fee that must be paid from the horseman's account with the racing track.

Overview of the Horse Racing Industry in the U.S. and Canada

During 2010, there were 52,771 active thoroughbred racehorses in the U.S. and Canada. Those horses raced in a total of 5,918 thoroughbred races and earned approximately $1.1 billion in purse winnings. Thoroughbred horse races in 2010 attracting millions of spectators and aggregate handle of more than $11.9 billion at tracks and at off-site locations. The US Gross Domestic Product for thoroughbred racing, breeding, and related activities alone is over $39 billion, with the total horse industry contributing over $101 billion.

Pari-mutuel wagering is the prevalent form of wagering on horse racing events. Pari-mutuel wagering is a form of wagering in which wagers on horse races are aggregated in a commingled pool of wagers, called a mutual pool, and the payoff to winning customers is determined by both the total dollar amount of wagers in the mutual pool and the allocation of those dollars among the various kinds of bets. Unlike casino gaming, the customers bet against each other, and not against the operator, and therefore the operator bears no risk of loss with respect to wagering conducted except in the case of minimum payout bets. The pari-mutuel operator retains a pre-determined percentage of the total amount wagered, called the takeout, on each event, regardless of the outcome of the wagering event, and the remaining balance of the mutual pool is distributed to the winning customers. Of the percentage retained by the pari-mutuel operator, a portion is paid to the horse owners in the form of purses or winnings, which encourage the horse owners and their trainers to enter their horses in a track's races. Pari-mutuel wagering on horse racing is the largest form of pari-mutuel wagering, and it is currently authorized in over 40 states of the United States and all provinces of Canada.

Over the past twenty years, live attendance at horse racetracks in the U.S. and Canada has declined substantially. The total number of races declined from 81,279 in 1990 to 52,771 in 2010. Pari-mutuel wagering on thoroughbred horseracing has declined by approximately 24% from a peak of $15.7 billion in 2003 to $11.9 billion in 2010. U.S. and Canadian purses, which represent the amount of available winnings in United States and Canadian thoroughbred horse races (including monies not won and returned to state breeder and other funds), have shown a more modest decrease, declining by about 4.8% over the same period, as illustrated in the table below:

The number of race days has also declined significantly. Since 1999, more than 25% of races, excluding major racing events such as the Kentucky Derby, the Belmont Stakes, the Preakness Stakes and the Breeder's Cup and other racing events held on the same day, have been inadequately funded, meaning that the live handle contribution from all sources to the tracks and purse account was less than the purse paid out to horsemen, and approximately 49% of race days have not generated sufficient revenue to cover purses and the cost of running the day. Major racing events, however, continue to draw large crowds, earn high television ratings and attract substantial total handle.

Size of Thoroughbred Business

The US Gross Domestic Product for thoroughbred racing, breeding, and related activities alone is over $39 billion, with the total horse industry contributing over $101 billion. There are an estimated 50,000 thoroughbred races each year attracting 60 million spectators and bets of more than $13 billion at the tracks and at off-site locations.

Deciding on Horse

When deciding on acquiring the horse the main pieces of information the Company relies on are breeding, past performance charts and race replays.

When deciding to claim a horse, the Company relies mostly on the thoroughbred's past performance. This is because unlike a private sell or an auction, the Company cannot have a veterinarian check the horse prior to acquiring the thoroughbred. The past performance will provide evidence to the soundness of the thoroughbred, the thoroughbred's willingness and ability to win and the length of race and turf types that the thoroughbred prefers. The Company's officers believe that the past performance indicates the level of competition the thoroughbred can win at and therefore it does indicate its value. However, the past performance may not accurately predict the future performance of the thoroughbred. In addition, to the thoroughbreds past performance the Company reviews the thoroughbred's pedigree, conformation, and dosage rating of the thoroughbred. Once the Company has made initial decisions to acquire a thoroughbred, we review race replays and/or watch the thoroughbred gallop in morning workouts. During this phase we review athleticism to assist in determining whether to claim a particular horse. The qualities that make up the athleticism of a horse include its physical proportionality, its temperament and its balance. Unlike a private transaction or auction the Company cannot have a vet check out for the thoroughbred for soundness issues prior to the company acquiring the thoroughbred. The Company relies on the past performance, race replays and watching morning workouts and/or gallops to determine the soundness of a particular thoroughbred it intends to acquire. The Company also will have a veterinarian check the thoroughbred prior to acquiring the thoroughbred thereby provide the Company with a comprehensive report on the health and condition of the thoroughbred. At an auction, the thoroughbred typically has not raced before and therefore does not have any past performances to rely on. Therefore, the Company relies on ancestry, or bloodline, and the confirmation of the thoroughbred.

Breeding

The Company expects to begin its breeding program in January 2015. The Company's breeding division will consist of those thoroughbreds breed to be sold in private transactions or auctions. The Company will breed in California those thoroughbreds that it intends to race and will breed in Kentucky those that it intends to sale. The Company expects that it will need to raise a minimum of an additional $2,000,000 to begin its breeding programs. The breeding programs consist of the Company acquiring broodmares and paying stud fees to farms who own the studs. The breeding season typically runs from February through May. Under the rules of racing, every foal (a baby thoroughbred) is given a birthday of January 1 of the year of its birth regardless of its actual date of birth. The Company will generate revenue from its breeding division through the sale of the foals and purse winnings from the foals the Company keeps.

The Company expects to begin its breeding program in January 2015. However, we are dependent on raising the necessary capital to begin our breeding program. As a result, we may have to delay the date we begin if we are unable to raise sufficient capital. Any delay in raising the capital may cause significant delays in beginning the program since the breeding season only runs from February through May. The Company expects to need to raise $2,000,000 to fully implement its breeding division. The Company would expect to acquire 10 - 15 broodmares for approximately $1,000,000. The Company expects to pay approximately $500,000 in stud fees to the owners of the stallions we decide to breed the mares with. The Company also expects to spend $500,000 to be used to pay for the upkeep of the broodmares at the farm we decide to maintain the broodmares at. The Company does not need to acquire or build its own facilities to begin its breeding program as we may maintain the broodmares at various farms in California or Kentucky. The Company expects its on-going monthly expenses directly associated to the thoroughbreds in its breeding division to be approximately $10 to $17 per day for each broodmare. The fee depends on the location of the farm and the amount of vet bills each broodmare may require.

The Company is dependent on obtaining the necessary financing to acquire broodmares and pay the necessary stud fees for its breeding division. The Company will acquire begin the breeding program as our capital position permit. Although the Company expects it needs $2,000,000 to acquire 5-10 broodmares for this division, we will begin acquiring broodmares as soon as our capital position allows the Company to do so. As such, the faster the Company can raise the necessary capital the quick we can acquire the broodmares and pay for the stud fees.

Allowance/Stakes Level Racing

Stakes and allowance races are races in which the horses are not for sale. Allowance races are a race other than claiming for which the racing secretary drafts certain conditions (see below for more details). Stakes races are the top level races. The purse money is significantly higher in allowance and stakes level races. Allowance and stakes races may only account for 1-3 races per day at a track instead of the 5-9 claiming races a day at a track. The higher the level in racing the fewer the number of races there are on an average day.

The Company intends to acquire horses that it believes could compete at these levels. The Company intends to acquire horses not only in the United States but other countries as well. Few claimers ever will be able to consistently compete at the allowance or stakes level. Therefore, the Company acquires horses through private purchases in an attempt to acquire horses that can race in these levels. Typically, once a horse is acquired in a private sale it will be run in an allowance race to help gauge the talent level of the horse and then depending on the results the Company will move the horse or down in class as needed.

The Company does not expect to begin acquiring thoroughbreds capable of running in allowance or stakes races until it has obtained at least 8 thoroughbreds in its claiming division. Thereby, the Company will have sufficient operations to maintain a stable cable of competing in the allowance/stakes level of racing. The Company expects to begin acquiring thoroughbreds for its allowance/stakes division in March 2014 and will be required to raise additional capital of $600,000 (for a total of $1,100,000 need for this division) to fully build out an allowance/stakes division. The Company expects that it will be able to acquire 3-5 thoroughbreds for its allowance/stakes division, with the average thoroughbred costing approximately $150,000 - $200,000. The Company will acquire its allowance/stakes horses through private purchases and auctions. The Company expects to generate revenue from its allowance/stakes division through the purse winnings of its thoroughbreds; however, at this time this division is not generating any revenue.

Thoroughbreds in our allowance/stakes division may have 45 - 60 days in between races. Typically, there is a longer period between races the higher the level the thoroughbred races. This is primary due to the fact that the thoroughbred needs to be in better condition at the higher levels and that there are fewer races in the allowance/stakes divisions. Thoroughbreds in this division follow the same training pattern as the thoroughbreds in our claiming division. We believe that there will be ample opportunities for our horses to race and we do not believe an absence of racing opportunities will limit our revenues.

The Company expects to spend approximately $875,000 on the acquisition of the 3-5 thoroughbreds with the remaining $225,000 to be used for training and vet fees and any necessary travel to races outside of California. The Company expects its on-going monthly expenses directly associated to the thoroughbreds in its claiming division to be approximately $50 to $125 per day for each thoroughbred the Company owns. The fee depends on the trainer's fee and the amount of vet bills each thoroughbred requires. The Company expects that it will incur expenses related to shipping a thoroughbred to race outside of California. These expenses may range from $10,000 to $50,000.

The Company is dependent on obtaining the necessary financing to acquire thoroughbreds for its allowance/stakes division. The Company expects that it will take up to 7 months to acquire the 5-6 thoroughbreds. The Company will acquire its thoroughbreds as our capital position permit. Although the Company expects it needs $1,100,000 to acquire 3-5 thoroughbreds for this division, we will begin acquiring the thoroughbreds as soon as our capital position allows the Company to do so. As such, the faster the Company can raise the necessary capital the quick we can acquire the thoroughbreds. The Company currently does not have an amount that would be required to acquire its initial thoroughbred for this division as our ability to acquire such thoroughbred is at least 8-9 months away. As the Company gets closer to obtaining its 5 thoroughbreds in the claiming division, we will begin to identify possible thoroughbred to acquire for this division and then be able to calculate the minimum amount needed to acquire its initial thoroughbred cable or running allowance/stakes races.

The Company generates revenue from its allowance/stakes division from the purse winnings of the thoroughbred. The Company does not expect to sell these thoroughbreds. The Company expects that a thoroughbred will begin to generate revenue from purse winnings within 45-60 days from acquiring the thoroughbred. The Company further expects that it will continue to receive revenue from the thoroughbred every 45-60 days from additional purse winnings. The Company is currently not generating revenue from this division. The 45-60 day period between races affects the company's cash flow by not providing monthly revenue from the particular thoroughbred; however, the higher purse values are expected to offset this.

Claiming

The Company's initially expects to acquire its initial 8 thoroughbreds through claiming race. The company expects to maintain a stable of 8-10 thoroughbreds that will mainly run in claiming races; however, the Company expects to primarily focus its operations on acquiring thoroughbreds that are capable of running in allowance and stakes level races and developing a breeding program.

A claiming race is one in which all horses entered are eligible to be purchased by a licensed owner or indirectly through a trainer for the specified claiming price (see below for levels of claiming races). For example, in a $32,000 Claiming race all the horses are for sale for the purchase price of $32,000 plus applicable taxes. The procedure for a claiming race is as follows: the trainer puts a claim in for the horse prior to the race. Immediately upon the start of the race the horse is considered sold to the new owner, however, the previous owner maintains any purse winnings from that race. If two or more owners/trainers put a claim in on a horse than a "shake" occurs to determine who has purchased the horse. A shake is when each claiming owner is assigned a number. Then a racing official draws a number at random and the owner with corresponding number has purchased the horse. Claiming races account for up to 80% of all thoroughbred races on a given day.

The intent behind claiming is to claim horses that are performing below the ability or have been mismanaged by the current owners or trainers. Thereby, allowing the Company to move the horse up in class and make a profit on the horse being claimed for an amount higher than the Company paid.

Once the Company acquires a thoroughbred in its claiming division it may take up to 30 days before the thoroughbred may be able to race again. The factors relating to the length between races include the endurance and shape of the thoroughbred, the availability of races and the skill level of the other thoroughbreds in the race. The Company, along with our trainer, uses these factors to decide on where and when to race the thoroughbred so we can put the thoroughbred in the best possible position to win. During this time the thoroughbred is usually ridden everyday as part of their training. Thoroughbreds will jog or cantor most days. The thoroughbred will typically gallop every 7 days that it does not race; this is referred to as a work out. A work out consists of a timed run from 3 furlongs up to 5 furlongs ( 1 furlong equals 1/8 of a mile) and simulates a race for the thoroughbred.

The Company expects the on-going monthly expenses directly associated to the thoroughbreds in its claiming division to be approximately $50 to $125 per day for each thoroughbred. The fee depends on the trainer's fee and the amount of vet bills each thoroughbred requires.

The Company will acquire thoroughbreds as our capital position permits. As such, even though the Company states that it needs $200,000 to acquire up to 8 thoroughbreds for its claiming division, the Company will begin acquiring thoroughbreds as its capital position allows it to do so. If the Company is able to raise capital quicker than we currently expect, than we would acquire thoroughbreds at a faster pace. Likewise, if we raise money at a slower rate, than we expect than we will acquire thoroughbreds at a slower pace. Our ability and timing of the acquisition of the additional thoroughbreds is dependent on the Company raising the required capital to acquire the thoroughbred and to maintain the stable until our revenue is sufficient to cover the monthly costs of the thoroughbreds. The Company expects to acquire the 8-10 thoroughbreds by the end of June 2013 and therefore provide the Company with the infrastructure and revenue to support our expansion of the allowance/stakes division; however, this is dependent on our ability to raise the required capital.

Revenue from Claiming Division

The Company generates revenue from its Claiming Division in two ways: (1) purse winnings and (2) sale of a thoroughbred. The Company expects that a thoroughbred will begin to generate revenue from purse winnings within 30 days from acquiring the thoroughbred. The Company further expects that it will continue to receive revenue from the thoroughbred every 30 days from additional purse winnings. The Company will also generate revenue if our thoroughbred is claimed by another stable. The Company expects that most thoroughbreds in its claiming division will be claimed from the Company within 12 months from the date we acquired the thoroughbred. For example, at the Del Mar meet 207 thoroughbreds, for $4,488,500, have been claimed from July 17 through August 29, 2013. A copy of the claims reports can be found at http://www.dmtc.com/racinginfo/claims/index.pdf. If a thoroughbred is claimed from the Company, we expect to use the revenue from the sale of the thoroughbred to acquire an additional thoroughbred to replace it. The main factor the Company uses when deciding to claim a thoroughbred is its past performance. The past performance will provide evidence to the soundness of the thoroughbred, the thoroughbred's willingness and ability to win and the length of race and turf types that the thoroughbred prefers. The Company's officers believe that the past performance indicates the level of competition the thoroughbred can win at and therefore its indicate its value. However, the past performance may not accurately predict the future performance of the thoroughbred. This is explained in more detail above in the section "Deciding on Horse." However, the Company may decide that a horse running a claiming race can race in allowance or stakes races. This usually occurs when a horse to dropped into a claimer race or has been poorly trained. For example, Mr. Wade acquired Rock Off by claiming him in February 2013 with the intention of racing him in allowance races and not in claiming races. The Company acquired Rock Off from Mr. Wade with the intention of also racing him in allowance races as well. The Company does not expect that Rock Off will be claimed from the Company within the next 12 months. As such, the company does not consider Rock Off to be part of the claiming division.

 Emerging Growth Company Status

We are an "emerging growth company," as defined in the JOBS Act. For as long as we are an "emerging growth company," we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not "emerging growth companies," including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding advisory "say-on-pay" votes on executive compensation and shareholder advisory votes on golden parachute compensation.

Under the JOBS Act, we will remain an "emerging growth company" until the earliest of:

•	the last day of the fiscal year during which we have total annual gross revenues of $1 billion or more;

•	the last day of the fiscal year following the fifth anniversary of the effective date of this registration statement;

•	the date on which we have, during the previous three-year period, issued more than $1 billion in non- convertible debt; and

•	the date on which we are deemed to be a "large accelerated filer" under the Securities Exchange Act of 1934, or the Exchange Act.

We will qualify as a large accelerated filer as of the first day of the first fiscal year after we have (i) more than $700 million in outstanding common equity held by our non-affiliates and (ii) been public for at least 12 months. The value of our outstanding common equity will be measured each year on the last day of our second fiscal quarter.

The Section 107 of the JOBS Act provides that we may elect to utilize the extended transition period for complying with new or revised accounting standards and such election is irrevocable if made. As such, we have made the election to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(1) of the JOBS Act. Please refer to a discussion on page 13 under "Risk Factors" of the effect on our financial statements of such election.

Going Concern

Our auditor has expressed substantial doubt about our ability to continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered losses and has experienced negative cash flows from operations, which raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to those matters are also described in Note 3 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Competition

The thoroughbred industry is highly competitive. Our competitors and potential competitors include major stables companies and individuals with high net worth's. Most of our competitors have greater financial, personnel and other resources than we have. Accordingly, a high degree of competition in these areas will continue.

Governmental Regulation

Horse racing is governed by the individual states through which mainly focus on regulating the pari-mutual wagering in horse racing. In California, horse racing is regulated by the California Horse Racing Board and governed by the Business and Professions Code of California. The Company's California owner's license number is 321870and it expires in December 2018.

Employees

There are no persons other than our executive officers who are expected by us to make a significant contribution to our business.

Proprietary Rights

We do not have any proprietary rights.

Item 1A. Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our executive, administrative and operating offices are located at 4325 Glencoe Ave Ste C9-9902, Marina Del Rey, California 90292. The Company uses this address for mailing purposes since the Company's operations will be at the various racing tracks that its thoroughbreds are racing at. The thoroughbreds claimed by the Company will be housed at facilities provided by the Company's trainers.

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

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Set forth below are the range of high and low quotations for our common stock for the periods indicated as reported on the OTC Bulletin Board. The market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

Our common stock began trading the OTC Markets under the symbol "CGLD".

Quarter Ending*	High*	Low*

03/31/2016	$124	$54
12/31/2015	$110	$66
09/30/2015	$140	$80
06/30/2015	$238	$32
03/31/2015	$46	$32

________________

*

On June 28, 2016, with an effective date of July 13, 2016, the Company filed Amended and Restated Articles of Incorporation with the Nevada Secretary of State to effect a 1-for-200 share Reverse Split of the Company's issued and outstanding common stock. Common share amounts and per share amounts in these financial statements have been retroactively adjusted to reflect this reverse split.

Holders

As of July 1, 2016 we had 372,375 shares of our common stock outstanding held by 12 shareholders of record, 8,000,000 shares of our Series A Preferred Stock outstanding held by 1 shareholder of record (our CEO), and 10,000,000 shares of our Series B Preferred Stock outstanding held by 1 shareholder of record (our CEO), respectively.

Transfer Agent and Registrar

Empire Stock Transfer is currently the transfer agent and registrar for our common stock. Its address is 1859 Whitney Mesa Drive, Henderson Nevada 89014. Its phone number is 702-818-5898.

Authorized Capital Stock

We are authorized to issue 500,000,000 shares of common stock and 50,000,000 shares of preferred stock, of which 10,000,000 shares are designated as Series A Preferred Shares and 10,000,000 shares are designated as Series B Preferred Shares. As of March 31, 2016, we had 372,375shares of common stock outstanding. As of March 31, 2016, we had 8,000,000 Series A Preferred Shares outstanding and no shares of Series B Preferred Shares outstanding.

Common Stock

On June 28, 2016, with an effective date of July 13, 2016, the Company filed Amended and Restated Articles of Incorporation with the Nevada Secretary of State to effect a 1-for-200 share Reverse Split of the Company's issued and outstanding common stock. Common share amounts and per share amounts in this annual report have been retroactively adjusted to reflect this reverse split.

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

Any future dividends will be paid at the discretion of our Board of Directors after taking into account various factors, including:

•	general business conditions;

•	industry practice;

•	our financial condition and performance;

•	our future prospects;

•	our cash needs and capital investment plans;

•	our obligations to holders of any preferred stock we may issue;

•	income tax consequences; and

•	the restrictions Nevada and other applicable laws and our credit arrangements then impose.

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

Preferred Shares

Series A Preferred Shares

We have 8,000,000 shares of Series A Preferred Stock outstanding which have the rights, designations and preferences below:

•	each one (1) share of Series A Preferred Stock is entitled to zero (0) dividends;

•	each one (1) share of Series A Preferred Stock is entitled to zero (0) votes on all matters submitted to a vote of our common stockholders;

•	each one (1) share of Series A Preferred Stock shall be convertible into zero (0) shares of our common stock; and

•	upon our Liquidation, dissolution or winding up the holders of the Series A Preferred Shares shall be entitled to receive $.01 per share held;

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

Series B Preferred Shares

Subsequent to March 31, 2016 and as of this filing, we issued 10,000,000 shares of Series B Preferred Stock, which have the rights, designations and preferences below:

•	each one (1) share of Series B Preferred Stock is entitled to zero (0) dividends;

•	each one (1) share of Series B Preferred Stock is entitled to four hundred (400) Common Share votes on all matters submitted to a vote of our common stockholders;

•	each one (1) share of Series B Preferred Stock shall be convertible into zero (0) shares of our common stock; and

•	upon our Liquidation, dissolution or winding up the holders of the Series B Preferred Shares shall be entitled to receive $.01 per share held;

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

As used in this "Management's Discussion and Analysis of Financial Condition and Results of Operation," except where the context otherwise requires, the term "we," "us," or "our," refers to the business of Buscar Company.

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

Although we are still evaluating the JOBS Act, it currently intends to take advantage of some or all of the reduced regulatory and reporting requirements that will be available to it so long as it qualifies as an "emerging growth company". We have elected not to opt out of the extension of time to comply with new or revised financial accounting standards available under Section 102(b) of the JOBS Act. Among other things, this means that our independent registered public accounting firm will not be required to provide an attestation report on the effectiveness of our internal control over financial reporting so long as it qualifies as an emerging growth company, which may increase the risk that weaknesses or deficiencies in the internal control over financial reporting go undetected. Likewise, so long as it qualifies as an emerging growth company, we may elect not to provide certain information, including certain financial information and certain information regarding compensation of executive officers that would otherwise have been required to provide in filings with the SEC, which may make it more difficult for investors and securities analysts to evaluate us. As a result, investor confidence in us and the market price of our common stock may be adversely affected.

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

Stock-Based Compensation

We periodically issue stock options and warrants to employees and non-employees in non-capital raising transactions for services and for financing costs. We account for stock option and warrant grants issued and vesting to employees based on Financial Accounting Standards Board (FASB) ASC Topic 718, "Compensation - Stock Compensation", whereas the award is measured at its fair value at the date of grant and is amortized ratably over the service period. We account for stock option and warrant grants issued and vesting to non-employees in accordance with ASC Topic 505, "Equity", whereas the value of the stock compensation is based upon the measurement date as determined at either (a) the date at which a performance commitment is reached, or (b) at the date at which the necessary performance to earn the equity instruments is complete.

Results of Operations and Financial Condition for the years ended March 31, 2016 and 2015

	Year Ended March 31,
	2016	2015	Change	%
Costs and expenses
Management and consulting fees	$357,000	$553,280	$(196,280)	(35%)
General and administrative	45,656	41,423	4,233	10%
Total operating expenses	402,656	594,703	(192,047)	(32%)

Loss from operations	(402,656)	(594,703)	192,047	(32%)

Other expense
Loss on debt settlement	(122,541)	-	(122,541)	-

Net loss	$(525,197)	$(594,703)	$69,506	(12%)

We have not generated any revenues as of March 31, 2016.

Operating expense decreased to $402,656 from $594,703 for the year ended March 31, 2016 and 2015, respectively. The decrease in operating expenses is primarily due to the decrease in management and consulting fees of $196,280.

Other expense increased to $122,541 for the year ended March 31, 2016 due to a loss on settlement of debt, from the issuance of our common stock.

There is no assurance that we will ever be profitable. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should we be unable to continue as a going concern.

Liquidity and Capital Resources

	March 31,	March 31,
	2016	2015	Change	%
Cash	$-	$-	$-	-
Total Assets	$-	$-	$-	-
Total Liabilities	$222,926	$415,524	$(192,598)	(46%)
Stockholders' Deficit	$(222,926)	$(415,524)	$192,598	(46%)

	Year Ended March 31,
	2016	2015	Change	%
Cash Flows used in Operating Activities	$-	$(25)	$25	(100%)
Cash Flows used in Investing Activities	-	-	-	-
Cash Flows from Financing Activities	-	-	-	-
Net Decrease in Cash During the Year	$-	$(25)	$25	(100%)

During the year ended March 31, 2016, cash used in operating activities was $0. This was primarily the result of our net loss of $525,197, offset by an increase in accrued liability of $5,485, due to related parties of $40,171, stock based compensation of $357,000 and loss on debt settlement of $122,541. During the year ended March 31, 2015, cash used in operating activities was $25. This was primarily the result of our net loss of $594,703, offset by an increase in due to related party of $204,678 and share based compensation of $390,000.

During the year ended March 31, 2016 and 2015, cash used in investing activities was $0.

During the year ended March 31, 2016 and 2015, cash provided by financing activities amounted to $0.

As of March 31, 2016 and 2015, we had no cash available. We plan to raise additional debt and equity financing to meet our obligations as they become due.

Off-Balance Sheet Arrangements

We did not have any off balance sheet arrangements as of March 31, 2016.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are not required to provide the information required by this Item because we are a smaller reporting company.

Item 8. Financial Statements

See the financial statements attached to the end of this report. Our financial statements as of and for the year ended March 31, 2016 and 2015, included in this report have been audited by Anton & Chia, LLP as set forth in this Report.

Item 9. Changes In And Disagreements With Accountants

There have been no disagreements with our auditor regarding accounting and financial disclosure.

Item 9A. Controls And Procedures

Management's Report on Disclosure Control

Under the direction and with the participation of our management, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2016. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic reports with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and regulations, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching our desired disclosure control objectives. Based upon this evaluation, management concluded that our disclosure controls and procedures were not effective as of March 31, 2016.

Management's Report on Internal Control over Financial Reporting

Our management evaluated the effectiveness of our internal control over financial reporting as of March 31, 2016 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO Framework. Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls.

Based on this assessment, management concluded that our internal control over financial reporting was not effective as of March 31, 2016.

Changes in Internal Controls.

There have been no changes to our internal control over financial reporting that occurred during the year ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers, Promoters And Control Persons

Our officers and directors as of the year ending March 31, 2016, are set forth below.

Name	Age	Position

Anastasia Shishova	30	President, Chief Executive Officer and Director

Troy Grant	42	Chief Operating Officer

Anastasia Shishova

Ms. Shishova was appointed as our sole officer and director on June 19, 2015. Since 2012, Ms. Shishova has been involved in owning and racing thoroughbreds in California. Since June 2011, Ms. Shishova has worked as an independent marketing consultant for businesses. Ms. Shishova has a Master's Degree in Marketing and a Bachelors Degree from Samara State University in Samara, Russia.

Troy Grant

Mr. Grant was appointed as our sole officer and director on July 1, 2013 and resigned all his positions as an president, CEO and director on June 19, 2015 but remained on as the Company's COO. From June 19, 2015, Mr. Grant assumed the role of Chief Operating Officer (COO). Since May 2011, Mr. Grant has been the Chief Executive Office of Elcora Resources. Between May 2010 and September 2010, Mr. Grant was employed by Grafton Securities in its Institutional Sales department. Between September 2007 and August 2010, Mr. Grant was Vice President of Corporate Finance for Citadel Securities.

Term of Office

Our directors' serve in such capacity until the annual meeting of shareholders and until their successors have been duly elected and qualified. Our officers serve at the discretion of our directors.

Legal Proceedings

Our directors and officers have not been convicted in a criminal proceeding, excluding traffic violations or similar misdemeanors, nor have been a party to any judicial or administrative proceeding during the past ten years that resulted in a judgment, decree or final order enjoining the person from future violations of, or prohibiting activities subject to, federal or state securities laws, or a finding of any violation of federal or state securities laws, except for matters that were dismissed without sanction or settlement. Except as set forth in our discussion below in "Certain Relationships and Related Transactions," our directors and officers have not been involved in any transactions with us or any of our affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the SEC.

Except as set forth in our discussion below in "Certain Relationships and Related Transactions," none of our directors or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the SEC.

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

Ms. Shishova is not independent as that term is defined in section 803 of listing standards of the New York Stock Exchange.

Compensation Committee Interlocks and Insider Participation.

As of March 31, 2016, our sole director acts as our compensation committee. During the year ended March 31, 2016, our sole officer was not a member of the compensation committee or a director of another entity, which other entity had one of its executive officers serving as our director or as a member of our compensation committee.

Item 11. Executive Compensation

Summary Compensation Table

The following table sets forth certain compensation information for:

•	our principal executive officer or other individual serving in a similar capacity during the year ended March 31, 2016,

•	our two most highly compensated executive officers other than our principal executive officer who were serving as executive officers at March 31, 2016 whose compensation exceed $100,000, and

•	up to two additional individuals for whom disclosure would have been required but for the fact that the individual was not serving as an executive officer at March 31, 2016.

				Stock	All other
Name and Principal Position	Year	Salary	Bonus	Awards	Compensation	TOTAL

Anastasia Shishova,	2016	$0	0	0	0	0
President, CEO, Director (1)	2015	$0	0	0	0	0

Troy Grant,	2016	$0	0	0	300,000	300,000
COO (2)	2015	$0	0	0	0	0

________________

(1)	Ms. Shishova became our CEO, CFO and director on June 15, 2015.

(2)

Mr. Grant resigned as our CEO, CFO and director on June 15, 2015. Mr. Grant assumed the role of our COO, as of June 15, 2015. On June 8, 2015, Mr. Grant received 325,000 shares for stock-based compensation for accrued salaries, bonus, and expenses totaling $300,000.

On June 8, 2015, Troy Grant, the Company's chief executive officer and sole member of the Board of Directors was issued 325,000 (65,000,000 pre-split) shares of restricted Common Stock in exchange for accrued salaries, bonus and expenses of $300,000. Mr. Grant did not receive any cash payments for salaries or bonuses. As previously disclosed, on August 1, 2014 the Company entered into an Executive Employment Agreement with Mr. Troy Grant. Whereby, the Company shall pay Mr. Grant a base salary of $22,000 per month, plus applicable bonuses as are awarded by the Board of Directors from time to time based on performance, which may either be paid in stock or cash at the discretion of the Board. No shares have been issued to Mr. Grant prior to June 9, 2015 with regard to deferred salary and bonus.

Outstanding Equity Awards at Fiscal Year-End Table

We do not have any equity compensation plans and therefore no equity awards are outstanding as of March 31, 2016.

Compensation of Directors

Our directors are reimbursed for expenses incurred by them in connection with attending board of directors' meetings. They do not receive any other compensation for serving on the board of directors, but may participate in our incentive compensation program, once such a program is established.

Compensation Committee Interlocks and Insider Participation

Our Board of Directors does not have a compensation committee and our sole director performs the functions of a compensation committee.

Item 12. Security Ownership Of Certain Beneficial Owners And Management And Related Stockholders Matters

The following table lists, as of July 1, 2016, those persons owning beneficially 5% or more of our common stock, the number and percentage of outstanding shares owned by each of our directors and officers and by all officers and directors as a group. Unless otherwise indicated, each owner has sole voting and investment powers over his shares of common stock.

Name and Address	Number of Shares	Percent of Class

Common Stock (1)
Anastasia Shishova	325,000	87.3%
CEO

Troy Grant (1)	688	0.0%
COO

Series A Preferred Stock
Troy Grant	8,000,000	100%
COO

Series B Preferred Stock
Anastasia Shishova	10,000,000	100%
CEO

Other 5% Holders:
None.

________________

(1)	Common shares reflect the 1:200 reverse stock split as effective on July 13, 2016. Percentage of common shares is based on 372,375 post-split shares outstanding as of July 1, 2016.

Item 13. Certain Relationships and Related Transactions, and Director Independence

On August 1, 2014 the Company entered into an office rental agreement with Mr. Grant for 700 square feet of office space located at his residence in Nova Scotia, Canada. The Company shall occupy the Premises on a month-to-month basis for $500 per month. Rent shall accrue from August 1, 2014 until July 31, 2015, and on such date, the Tenant shall pay owner the sum outstanding ($500 monthly) for all accrued rents. $4,000 has been expensed to date. These agreements have been terminated and Mr. Grant received 325,000 shares of common stock, which included payment for the accrued salaries, bonus and rental expenses.

On August 1, 2014 the Company entered into an Executive Employment Agreement with Mr. Troy Grant. Starting on August 1, 2014, the Company shall pay Mr. Grant a base salary of $22,000 per month, full or part, plus applicable bonuses as are awarded by the Board of Directors from time to time based on performance, which may either be paid in stock or cash at the discretion of the Board.. These agreements have been terminated and Mr. Grant received 325,000 shares of common stock, which included payment for the accrued salaries, bonus and rental expenses.

On March 21, 2016, the Company issued 3,750 shares of common stock to a consultant, who is married to our CEO, with a fair value of $225,000 for consulting services. Consultant is being retained to assist the Company in acquiring and locating thoroughbreds to acquire for its stable and to perform any and all duties as requested by the Company's CEO. Additionally, Consultant shall provide use of his thoroughbred to obtain Buscar Stables license in California. This contract shall expire on April 30, 2016.

We do not have any independent directors. Because our common stock is not currently listed on a national securities exchange, we have used the definition of "independence" of The NASDAQ Stock Market to make this determination. NASDAQ Listing Rule 5605(a)(2) provides that an "independent director" is a person other than an officer or employee of the company or any other individual having a relationship which, in the opinion of the Company's Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The NASDAQ listing rules provide that a director cannot be considered independent if:

•	the director is, or at any time during the past three years was, an employee of the company;

•

the director or a family member of the director accepted any compensation from the company in excess of $120,000 during any period of 12 consecutive months within the three years preceding the independence determination (subject to certain exclusions, including, among other things, compensation for board or board committee service);

•	a family member of the director is, or at any time during the past three years was, an executive officer of the company;

•

the director or a family member of the director is a partner in, controlling stockholder of, or an executive officer of an entity to which the company made, or from which the company received, payments in the current or any of the past three fiscal years that exceed 5% of the recipient's consolidated gross revenue for that year or $200,000, whichever is greater (subject to certain exclusions);

•

the director or a family member of the director is employed as an executive officer of an entity where, at any time during the past three years, any of the executive officers of the company served on the compensation committee of such other entity; or

•

the director or a family member of the director is a current partner of the company's outside auditor, or at any time during the past three years was a partner or employee of the company's outside auditor, and who worked on the company's audit.

We do not currently have a separately designated audit, nominating or compensation committee.

Item 14. Principal Accountant Fees And Services

Anton & Chia, LLP, audited our financial statements for the year ended March 31, 2016. The following table shows the aggregate fees billed to us during the year ended March 31, 2016 by Anton & Chia, LLP.

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

PART IV

Item 15. Exhibits

Exhibit Number	Exhibit Name

3.1	Articles of Incorporation(1)

3.2	Bylaws(1)

3.3	Amendment to Articles(2)

3.4	Amendment to Articles(3)

3.5	Certificate of Designation of Preferred Stock (4)

3.6	Amendment to Articles(5)

31.1	Rule 13a-14(a) Certifications

32.1	Section 1350 Certifications

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

_____________

(1)	Incorporated by reference to the same exhibit filed with the Company's registration statement on Form S-1 filed with the Securities & Exchange Commission on on June 30, 2011.

(2)	Incorporated by reference to the Company's Current Report on Form 8-K filed with the Securities & Exchange Commission on June 6, 2012.

(3)	Incorporated by reference to the Company's Current Report on Form 8-K filed with the Securities & Exchange Commission on January 22, 2013.

(4)	Incorporated by reference to the Company's Amended Annual Report on Form 10-K filed with the SEC on February 26, 2014.

(5)	Incorporated by reference to the Company's Current Report on Form 8-K filed with the Securities & Exchange Commission on July 16, 2014.

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Buscar Company

We have audited the accompanying balance sheets of Buscar Company (the "Company") as of March 31, 2016 and March 31, 2015, and the related statement of operations, changes in stockholders' deficit and cash flows for the years ended March 31, 2016 and March 31, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company was not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2016 and March 31, 2015, and the results of its operations, changes in stockholders' deficit and its cash flows for the years ended March 31, 2016 and March 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, these conditions raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

/s/ Anton & Chia, LLP

Newport Beach, California

July 14, 2016

BUSCAR COMPANY
(Formerly BUSCAR OIL, INC.)
Balance Sheets

	March, 31	March, 31
	2016	2015
ASSETS

CURRENT ASSETS
Cash	$-	$-

TOTAL ASSETS	$-	$-

LIABILITIES & STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Due to related parties	$40,171	$238,254
Accrued liabilities	5,485	-
Contingent liabilities	177,270	177,270

TOTAL LIABILITIES	$222,926	$415,524

STOCKHOLDERS' DEFICIT

Preferred stock, par value $0.00001; authorized 50,000,000 shares authorized;
Series A preferred stock, $0.00001 par value, 10,000,000 shares designated; 8,000,000 shares issued and outstanding at March 31, 2016 and 2015, respectively	80	80
Series B preferred stock, $0.00001 par value, 10,000,000 shares designated; no shares issued and outstanding at March 31, 2016 and 2015, respectively	-	-
Common stock, $0.00001 par value, 500,000,000 shares authorized; 372,375, and 1,125 shares issued and outstanding at March 31, 2016 and March 31, 2015, respectively (1)	4	-
Common stock payable	-	390,000
Additional paid-in capital	15,038,381	13,930,590
Accumulated deficit	(15,261,391)	(14,736,194)

TOTAL STOCKHOLDERS' DEFICIT	$(222,926)	$(415,524)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$-

__________

(1)

All common share amounts and per share amounts in these financial statements reflect the 1-for-200 share reverse split of the issued and outstanding shares of common stock of the Company, effective July 13, 2016, including retroactive adjustment of common share amounts.

The accompanying notes are an integral part of these financial statements.

BUSCAR COMPANY
(Formerly BUSCAR OIL, INC.)
Statements of Operations

	Year Ended	Year Ended
	March 31, 2016	March 31, 2015

Costs and expenses:

Management and consulting fees	$357,000	$553,280
General and administrative	45,656	41,423
Total expenses	402,656	594,703

Loss from operations	(402,656)	(594,703)

Other expense
Loss on debt settlement	(122,541)	-
Total other expense	(122,541)	-

Loss before income taxes	(525,197)	(594,703)
Provision for income taxes	-	-
Net loss	$(525,197)	$(594,703)

Net loss per common share: Basic and diluted	$(1.80)	$(528.62)

Weighted average common shares outstanding: Basic and diluted (2)	292,492	1,125

__________

(2)

All common share amounts and per share amounts in these financial statements reflect the 1-for-200 share reverse split of the issued and outstanding shares of common stock of the Company, effective July 13, 2016, including retroactive adjustment of common share amounts.

The accompanying notes are an integral part of these financial statements.

BUSCAR COMPANY
(Formerly BUSCAR OIL, INC.)
STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT

					Common	Additional		Total
	Preferred Stock		Common Stock		Stock	Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Payable	Capital	Deficit	Deficit

Balance, March 31, 2014 (3)	8,000,000	$80	1,125	$-	$-	$13,930,590	$(14,141,491)	$(210,821)

Stock based Compensation	-	-	-	-	390,000	-	-	390,000

Net loss	-	-	-	-	-	-	(594,703)	(594,703)

Balance, March 31, 2015 (3)	8,000,000	$80	1,125	$-	$390,000	$13,930,590	$(14,736,194)	$(415,524)

Common stock issued for services	-	-	3,750	-	-	225,000	-	225,000
Common stock issued for debt settlement	-	-	6,500	-	-	187,541	-	187,541
Common stock issued exchanged for common stock payable	-	-	36,000	-	(390,000)	390,000	-	-
Common Stock issued to CEO for debt settlement	-	-	325,000	4	-	299,996	-	300,000
Debt settlement	-	-	-	-	-	5,254	-	5,254
Net loss	-	-	-	-	-	-	(525,197)	(525,197)

Balance, March 31, 2016 (3)	8,000,000	$80	372,375	$4	$-	$15,038,381	$(15,261,391)	$(222,926)

__________

(3)

All common share amounts and per share amounts in these financial statements reflect the 1-for-200 share reverse split of the issued and outstanding shares of common stock of the Company, effective July 13, 2016, including retroactive adjustment of common share amounts.

The accompanying notes are an integral part of these financial statements.

BUSCAR COMPANY
(Formerly BUSCAR OIL, INC.)
Statements of Cash Flows

	Year Ended March 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(525,197)	$(594,703)
Adjustments to reconcile net loss to net cash used in operating activities:
Share based compensation	357,000	390,000
Loss on debt settlement	122,541	-
Changes in operating assets and liabilities:
Accrued liability	5,485	-
Due to related parties	40,171	204,678
Net Cash Used in Operating Activities	-	(25)

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash used in Investing Activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Net cash provided by Financing Activities	-	-

Net cash increase for period	-	(25)
Cash at beginning of period	-	25
Cash at end of period	$-	$-

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

NON CASH INVESTING AND FINANCING ACTIVITIES
The issuance of 36,000 shares of common stock in exchange for common stock payable	$390,000	$-
The issuance of 3,750 shares of common stock for consulting services.	$225,000	$-
The issuance of 325,000 shares of common stock in exchange for $300,000 of debt settlement to a related party	$300,000	$-
The issuance of 6,500 shares of common stock in exchange for $65,000 of debt settlement to an unrelated party	$187,541	$-
Debt settlement by related party	$5,254	$-

The accompanying notes are an integral part of these financial statements.

Buscar Company

(Formerly Buscar Oil, Inc.)

Notes to Financial Statements

Note 1 - Business

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

Note 2 - Summary of Significant Accounting Policies

The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States of America. Significant accounting policies are as follows:

Use of Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States ("GAAP") requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities, (ii) the disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and (iii) the reported amount of net revenues and expenses recognized during the periods presented. Adjustments made with respect to the use of estimates often relate to improved information not previously available. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of financial statements; accordingly, actual results could differ from these estimates. The Company's most significant estimates relate to the valuation of its contingent liabilities and the valuation of its common stock.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At March 31, 2016 and 2015, the Company did not have any cash or cash or cash equivalents.

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

As a result of the implementation of certain provisions of ASC 740, Income Taxes ("ASC 740"), which clarifies the accounting and disclosure for uncertainty in tax positions, as defined, ASC 740 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. We adopted the provisions of ASC 740 as of January 1, 2007, and have analyzed filing positions in each of the federal and state jurisdictions where we are required to file income tax returns, as well as all open tax years in these jurisdictions. We have identified the U.S. federal and California as our "major" tax jurisdictions. Generally, we remain subject to Internal Revenue Service examination of our 2012 through 2015 U.S. federal income tax returns, and remain subject to California Franchise Tax Board examination of our 2012 through 2015 California Franchise Tax Returns. However, we have certain tax attribute carryforwards which will remain subject to review and adjustment by the relevant tax authorities until the statute of limitations closes with respect to the year in which such attributes are utilized.

Basic and Diluted Loss Per Share

Basic loss per share is computed using the weighted average number of shares outstanding during the period. Diluted loss per share has not been provided as it would be anti-dilutive.

Stock-Based Compensation

We periodically issue stock options and warrants to employees and non-employees in non-capital raising transactions for services and for financing costs. We account for stock option and warrant grants issued and vesting to employees based on Financial Accounting Standards Board (FASB) ASC Topic 718, "Compensation - Stock Compensation", whereas the award is measured at its fair value at the date of grant and is amortized ratably over the service period. We account for stock option and warrant grants issued and vesting to non-employees in accordance with ASC Topic 505, "Equity", whereas the value of the stock compensation is based upon the measurement date as determined at either (a) the date at which a performance commitment is reached, or (b) at the date at which the necessary performance to earn the equity instruments is complete.

Fair Value of Financial Instruments

The Company's financial instruments consist primarily of cash, accounts payable and accrued expenses, and debt. The carrying amounts of such financial instruments approximate their respective estimated fair value due to the short-term maturities and approximate market interest rates of these instruments.

The Company adopted ASC Topic 820, Fair Value Measurements ("ASC Topic 820"), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The standard provides a consistent definition of fair value which focuses on an exit price that would be received upon sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The standard also prioritizes, within the measurement of fair value, the use of market-based information over entity specific information and establishes a three-level hierarchy for fair value measurements based on the nature of inputs used in the valuation of an asset or liability as of the measurement date.

The three-level hierarchy for fair value measurements is defined as follows:

?	Level 1 - inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets; liabilities in active markets;

?

Level 2 - inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability other than quoted prices, either directly or indirectly, including inputs in markets that are not considered to be active; or directly or indirectly including inputs in markets that are not considered to be active;

?	Level 3 - inputs to the valuation methodology are unobservable and significant to the fair value measurement

Recent Accounting Pronouncements

In March 2016, the FASB issued ASU 2016-09, "Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting". The amendments are effective for public companies for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Several aspects of the accounting for share-based payment award transactions are simplified, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. The Company is currently in the process of evaluating the impact of the adoption on its financial statements.

In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)" ("ASU 2016-02"). ASU 2016-02 requires an entity to recognize assets and liabilities arising from a lease for both financing and operating leases. The ASU will also require new qualitative and quantitative disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating the impact of adopting this guidance.

In January 2016, the FASB issued ASU 2016-01, which amends the guidance in U.S. GAAP on the classification and measurement of financial instruments. Changes to the current guidance primarily affect the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, the ASU clarifies guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The new standard is effective for fiscal years and interim periods beginning after December 15, 2017, and upon adoption, an entity should apply the amendments by means of a cumulative-effect adjustment to the balance sheet at the beginning of the first reporting period in which the guidance is effective. Early adoption is not permitted except for the provision to record fair value changes for financial liabilities under the fair value option resulting from instrument-specific credit risk in other comprehensive income. The Company is currently evaluating the impact of adopting this guidance.

In September 2015, the FASB issued ASU 2015-16, "Simplifying the Accounting for Measurement -Period Adjustments." Changes to the accounting for measurement-period adjustments relate to business combinations. Currently, an acquiring entity is required to retrospectively adjust the balance sheet amounts of the acquiree recognized at the acquisition date with a corresponding adjustment to goodwill as a result of changes made to the balance sheet amounts of the acquiree. The measurement period is the period after the acquisition date during which the acquirer may adjust the balance sheet amounts recognized for a business combination (generally up to one year from the date of acquisition). The changes eliminate the requirement to make such retrospective adjustments, and, instead require the acquiring entity to record these adjustments in the reporting period they are determined. The new standard is effective for both public and private companies for periods beginning after December 15, 2015. The Company is currently evaluating the impact of adopting this guidance.

Note 3 - Going Concern

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At March 31, 2016, the Company had not yet achieved profitable operations, has accumulated losses of $15,261,391 since its inception, has a working capital deficiency of $222,926 and expects to incur further losses in the development of its business, all of which raise substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available or on terms acceptable to the Company.

Note 4 - Due to Related Party

As at March 31, 2015 a related party were owed $238,254, for funds from related parties for paying its accounting, consulting and legal fees. The amount due did not bear any interest and is due on demand. During the year ended March 31, 2016, the amounts were cancelled against the issuance for shares of common stock in the Company.

On August 1, 2014 the Company entered into an Executive Employment Agreement with Mr. Troy Grant. Starting on August 1, 2014, the Company shall pay Mr. Grant a base salary of $22,000 per month, full or part, plus applicable bonuses as are awarded by the Board of Directors from time to time based on performance, which may either be paid in stock or cash at the discretion of the Board.. These agreements have been terminated and Mr. Grant received 325,000 shares of common stock, which included payment for the accrued salaries, bonus and rental expenses.

On August 1, 2014 the Company entered into an office rental agreement with Mr. Grant for 700 square feet of office space located at his residence in Nova Scotia, Canada. The Company shall occupy the Premises on a month-to-month basis for $500 per month. Rent shall accrue from August 1, 2014 until July 31, 2015, and on such date, the Tenant shall pay owner the sum outstanding ($500 monthly) for all accrued rents. $4,000 has been expensed to date. These agreements have been terminated and Mr. Grant received 325,000 shares of common stock, which included payment for the accrued salaries, bonus and rental expenses.

On March 21, 2016, the Company issued 3,750 shares of common stock to a consultant, who is married to our CEO, with a fair value of $225,000 for consulting services. Consultant is being retained to assist the Company in acquiring and locating thoroughbreds to acquire for its stable and to perform any and all duties as requested by the Company's CEO. Additionally, Consultant shall provide use of his thoroughbred to obtain Buscar Stables license in California. This contract shall expire on April 30, 2016.

Note 5 - Commitments and Contingencies

As of March 31, 2016, the Company had a total of $222,926 of outstanding liabilities. As of this date, the Company recognizes $177,270 of outstanding liabilities related to previous Company directors, Robert Sawatsky and Kelly Fielder. The Company's legal counsel believes that the outstanding liabilities are expected to be paid back to the previous Company directors, Robert Sawatsky and Kelly Fielder, who had originally loaned money to the Company. However, there has been no resolution of this event.

Note 6 - Equity

Preferred Stock

The Company has authorized 50,000,000 preferred shares with a par value of $0.00001 per share. Board of Directors are authorized to divide the authorized shares of Preferred Stock into one or more series, each of which shall be so designated as to distinguish the shares thereof from the shares of all other series and classes.

Series A Preferred Stock

The Company has designated 10,000,000 preferred shares of Series A Preferred Stock with a par value of $0.00001 per share. As at March 31, 2016 and 2015, the Company had 8,000,000 shares of Series A Preferred Stock issued and outstanding.

Series B Preferred Stock

The Company has designated 10,000,000 preferred shares of Series B Preferred Stock with a par value of $0.00001 per share. As at March 31, 2016 and 2015, the Company had no shares of Series B Preferred Stock issued and outstanding.

Common Stock

On June 28, 2016, with an effective date of July 13, 2016, the Company filed Amended and Restated Articles of Incorporation with the Nevada Secretary of State to effect a 1-for-200 share Reverse Split of the Company's issued and outstanding common stock. Common share amounts and per share amounts in these financial statements have been retroactively adjusted to reflect this reverse split.

On April 1, 2014 the Company entered into a consulting services contract with Theo van der Linde. The contract terminated on October 31, 2014. Mr. van der Linde received 15,000 shares of the Company's common stock representing payment of $100,000 for services rendered for the term of the agreement.

On April 1, 2014 the Company entered into a consulting services contract with Jack Bakker. The contract terminated on October 31, 2014. Mr. Bakker received 15,000 shares of the Company's common stock representing payment of $100,000 for services rendered for the term of the agreement.

On April 3, 2014 the Company issued 6,500 shares of its common stock to two (2) consultants for debt settlement of $65,000. As a result, the Company recorded a loss on debt settlement of $122,541. These shares were issued in June 2015.

On September 1, 2014 the Company entered into an Executive Employment Agreement with Mr. Terry Christopher. Mr. Christopher a geologist served as an advisor to the Company since September of 2014. Mr. Christopher received 6,000 shares of the Company's common stock as part of the agreement.

On June 8, 2015, Troy Grant, the Company's former chief executive officer and sole member of the Board of Directors and current Chief Operating Officer, was issued 325,000 shares of restricted Common Stock in exchange for accrued salaries, bonus and expenses of $300,000. No shares have been issued to Mr. Grant prior to June 9, 2015 with regard to deferred salary and bonus.

On March 21, 2016, the Company issued 3,750 shares of common stock to a consultant, who is married to the CEO, with a fair value of $225,000 for consulting services (see Note 4).

As of March 31, 2016 and 2015, the Company had 372,375 and 1,125 shares of common stock issued and outstanding, respectively.

Loss on Debt Settlement

In June 2015, 6,500 shares of common stock, having a market value of $187,514, were issued to two consultants to settle debt of $65,000 (April 3, 2014 above). The Company reconginzed a loss on debt settlement of $122,541 and recorded this amount to additional paid in capital.

Note 7 - Income Taxes

The significant components of the Company's deferred tax assets are as follows:

	March 31, 2016	March 31, 2015
Deferred tax assets
Net operating loss carryforwards	$15,261,391	$14,736,194
Less: valuation allowance for deferred tax asset	(15,261,391)	(14,736,194)
	$-	$-

Reconciliation between the provision for income taxes and the expected tax benefit using the federal statutory rate of 34% and state statutory rate of 6.9% for 2016 and 2015 is as follows:

	March 31, 2016	March 31, 2015

Income tax benefit at federal statutory rate	(34.00)%	(34.00)%
State income tax benefit, net of effect on federal taxes	(6.90)%	(6.90)%
Increase in valuation allowance	40.90%	40.90%
Income tax expense (benefit)	0.0%	0.0%

The amount taken into income as deferred tax assets must reflect that portion of the net operating loss carryforwards that is more likely-than-not to be realized from future operations. The Company has chosen to provide an allowance of 100% against all available income tax loss carryforwards, due to the uncertainty surrounding their realization.

No provision for income taxes has been provided in these financial statements due to the net loss. The effective tax rate differs from the 34% statutory rate for the year ended March 31, 2016 due to the change in valuation allowance.

Note 8 - Subsequent Events

On April 13, 2016, the Company acquired an 4% interest in the thoroughbred Sheza Superstar for $2,048. Sheza Superstar is managed by Dare To Dream Stables.

On May 11, 2016, the Company acquired a 4% interest in the thoroughbred Tsunami for $2,620. Tsunami is managed by Dare To Dream Stables.

On June 24, 2016, the Company acquired majority interest in Mr. Ability for $51,590. Mr. Ability is managed by Radley Equine.

In May 2016, the Company obtained its California Horse Racing Board license to own and race thoroughbreds in California.

Subsequent to March 31, 2016, 10,000,000 shares of Series B Preferred Stock were issued to our CEO.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(a) of the Securities and Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 15th day of July 2016.

BUSCAR COMPANY

By:	/s/ Anastasia Shishova
Anastasia Shishova
President/CEO

Pursuant to the requirements of the Securities Act of l934, this Report has been signed below by the following person on behalf of the Registrant and in the capacities and on the date indicated.

	Title	Date

/s/ Anastasia Shishova	Principal Executive	July 15, 2016
Anastasia Shishova	Financial and Accounting
Officer and Director

28