Form 10-Q
period 2016-06-30
Buscar Co
filed 2016-08-22
CIK 1518380

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACTOF 1934

For the quarterly period ended June 30, 2016

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ____________

Commission File Number: 000-55659

BUSCAR COMPANY
(Exact Name of Registrant as Specified in its Charter)

Nevada	68-0681435
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4325 Glencoe Ave Ste C9-9903

Marina Del Rey, CA 90292

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

As of August 19, 2016, there were 15,521,321 shares of the issuer's common stock, $0.00001 par value per share, outstanding.

BUSCAR COMPANY

FORM 10-Q

FOR THE PERIOD ENDED JUNE 30, 2016

PART I – FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS.

BUSCAR COMPANY.

Condensed Consolidated Balance Sheets

	June 30,	March, 31
	2016	2016
	(unaudited)
ASSETS

CURRENT ASSETS
Cash	$1,874	$-
Total Current Assets	1,874	-

Thoroughbreds, net	54,508	-

TOTAL ASSETS	$56,382	$-

LIABILITIES & STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Due to related parties	$70,669	$40,171
Accrued liabilities	485	5,485
Contingent liabilities	177,270	177,270
Total Current Liabilities	248,424	222,926

TOTAL LIABILITIES	$248,424	$222,926

STOCKHOLDERS' DEFICIT

Preferred stock, par value $0.00001; authorized 50,000,000 shares authorized;
Series A preferred stock, $0.00001 par value, 10,000,000 shares designated; 8,000,000 shares issued and outstanding at June 30, 2016 and March 31, 2016, respectively	80	80
Series B preferred stock, $0.00001 par value, 10,000,000 shares designated; 10,000,000 and 0 shares issued and outstanding at June 30, 2016 and March 31, 2016, respectively	100	-
Common stock, $0.00001 par value, 500,000,000 shares authorized; 381,321 and 372,375 shares issued and outstanding at June 30, 2016 and March 31, 2016, respectively	4	4
Additional paid-in capital	15,608,281	15,038,381
Accumulated deficit	(15,800,507)	(15,261,391)

TOTAL STOCKHOLDERS' DEFICIT	$(192,042)	$(222,926)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$56,382	$-

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

BUSCAR COMPANY.

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended June 30,
	2016	2015
Costs and expenses:

Management and consulting fees	$525,000	$126,746
General and administrative	14,116	30,656
Total expenses	539,116	157,402

Loss from operations	(539,116)	(157,402)

Loss before income taxes	(539,116)	(157,402)
Provision for income taxes	-	-
Net loss	$(539,116)	$(157,402)

Net loss per common share: Basic and diluted	$(1.43)	$(2.54)

Weighted average common shares outstanding: Basic and diluted	377,245	61,944

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

BUSCAR COMPANY.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended June 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(539,116)	$(157,402)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	525,000	132,000
Depreciation	1,750	-
Changes in operating assets and liabilities:
Accrued liability	(5,000)	30,656
Due to related parties	-	(5,254)
Net Cash Used in Operating Activities	(17,366)	-

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of thoroughbreds	(56,258)	-
Net cash used in Investing Activities	(56,258)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Common stock issued	45,000	-
Loan from related party, net	124,178	-
Repayments of loans from related party	(93,680)
Net cash provided by Financing Activities	75,498	-

Net cash increase for period	1,874	-
Cash at beginning of period	-	-
Cash at end of period	$1,874	$-

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

NON CASH INVESTING AND FINANCING ACTIVITIES
Series B Preferred shares issued to CEO	$100	$-

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

Buscar Company

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1 – Business

Buscar Company. ("Buscar", "we", "us", "our", the "Company") was incorporated in Nevada as Cascade Springs Ltd. on January 19, 2010.  In 2012, we amended our Articles of Incorporation to change our name to Colorado Gold Mines, Inc. On June 18, 2014, changed our name to Buscar Oil, Inc. On May 19, 2015, the Company changed it's name to Buscar Company. On April 22, 2016, Buscar incorporated a wholly-owned California subsidiary, Buscar Stables, Inc. ("Buscar Stables"). Buscar is domiciled in the state of Colorado, and its corporate headquarters are located in Los Angeles, CA. The Company selected March 31 as its fiscal year end.

The Company's primary business is the breeding and selling of thoroughbreds, through its wholly owned subsidiary Buscar Stables. The Company will breed in California.  The Company expects that it will need to raise $5,500,000 to fully execute its breeding program.  The breeding program consists of the Company acquiring broodmares and paying stud fees to farms who own the studs.  The breeding season typically runs from February through May.  Under the rules of racing, every foal (a baby thoroughbred) is given a birthday of January 1 of the year of its birth regardless of its actual date of birth.  The Company will generate revenue from its breeding operations through the sale of the foals and purse winnings from the foals the Company keeps.  While the Company is building its breeding operations, the Company will own and manage thoroughbreds that will race in allowance or stakes races.  This will allow the Company to begin to develop relationships with other owners and trainers for the benefit of its breeding operations.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation of Interim FinancialStatements

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. In our opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending March 31, 2017. Notes to the interim unaudited condensed consolidated financial statements that would substantially duplicate the disclosures contained in the audited consolidated financial statements for fiscal year ended March 31, 2016 have been omitted. This report should be read in conjunction with the audited consolidated financial statements and the footnotes thereto for the fiscal year ended March 31, 2016 included in the Company's Form 10-K as filed with the Securities and Exchange Commission on July 15, 2016.

Consolidation Policy

For June 30, 2016, the unaudited condensed consolidated financial statements of the Company include the accounts of the Company and its wholly owned subsidiary, Buscar Stables, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

Thoroughbreds

The Company depreciates thoroughbreds via straight-line depreciation over its useful life of 3 years.

The thoroughbreds are stated at the lower of cost or market value. The cost was deemed to be the best evidence of market value and the company's thoroughbreds were therefore stated at cost. Costs of maintaining horses prior to maturity and entered into a race or disposition are capitalized as an additional costs of the horse. When a horse is sold or otherwise disposed of, the cost and associated accumulated depreciation are removed from the accounts and the resulting gain or loss is recognized in the statement of operations.

The company evaluates the recoverability of its Long Term Assets in accordance with ASC topic 360, which requires recognition of impairments of long lived assets in the event an indication of impairment exists and the net book value of such assets exceeds the expected future value net cash flows attainable to such assets. The Company did not recognize any impairment losses for any periods presented.

	June 30, 2016	March 31, 2016
Thoroughbreds	$56,258	$-
Accumulated depreciation	(1,750)	-
Thoroughbreds - net	54,508	-

Thoroughbred Revenue Recognition

The company pursues opportunities to realize revenues from a principal activity: breeding the thoroughbreds. It is the company's policy that revenues and gains will be recognized in accordance with ASC Topic 605-10-25, "Revenue Recognition." Under ASC Topic 605-10-25, revenue earning activities such as selling the horses and the company has substantially accomplished all it must do to be entitled to the benefits represented by the revenue. Gains or losses from the sale of the horses are recognized when the horse is sold, and the cost and associated accumulated depreciation are removed from the accounts and the resulting gain or loss is recognized in the statement of operations.

Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new pronouncements that have been issued that might have a material impact on its financial position or results of operations.

Note 3 – Going Concern

These unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these unaudited condensed consolidated financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At June 30, 2016, the Company had not yet achieved profitable operations, has accumulated losses of $15,800,507 since its inception, has a working capital deficiency of $246,550 and expects to incur further losses in the development of its business, all of which raise substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available or on terms acceptable to the Company.

Note 4 – Due to Related Parties

During the three months ended June 30, 2016, the Company borrowed a total amount of $124,178 from WB Partners, LLC, which is owned by a shareholder of the Company and repaid $86,180 for payments of operating expenses and purchase of thoroughbreds.  As of June 30, 2016, the Company recorded due to WB Partners, LLC of $64,798.

During the three months ended June 30, 2016, the Company repaid $7,500 to a shareholder, who is also a former officer of the Company. As of June 30, 2016, the Company recorded due to shareholder of $5,871 for payments of operating expense on behalf of the Company.

As of June 30, 2016 and March 31, 2016, the Company owed due to related parties $70,669 and $40,171, respectively.

Note 5 – Commitments and Contingencies

As of June 30, 2016, the Company had a total of $248,424 of outstanding liabilities. As of this date, the Company recognized $177,270 of outstanding liabilities related to previous Company directors, Robert Sawatsky and Kelly Fielder. The Company's legal counsel believes that the outstanding liabilities are expected to be paid back to the previous Company directors, Robert Sawatsky and Kelly Fielder, who had originally loaned money to the Company. However, there has been no resolution of this event.

Note 6 – Equity

Preferred Stock

The Company has authorized 50,000,000 preferred shares with a par value of $0.00001 per share. Board of Directors are authorized to divide the authorized shares of Preferred Stock into one or more series, each of which shall be so designated as to distinguish the shares thereof from the shares of all other series and classes.

Series A Preferred Stock

The Company has designated 10,000,000 preferred shares of Series A Preferred Stock with a par value of $0.00001 per share. As at June 30, 2016 and March 31, 2016, the Company had 8,000,000 shares of Series A Preferred Stock issued and outstanding.

Series B Preferred Stock

The Company has designated 10,000,000 preferred shares of Series B Preferred Stock with a par value of $0.00001 per share.

During the three months ended June 30, 2016, 10,000,000 shares of Series B Preferred Stock were issued to our CEO for the par value as there is no stated value.

As at June 30, 2016 and March 31, 2016, the Company had 10,000,000 and 0 shares of Series B Preferred Stock issued and outstanding, respectively.

Common Stock

The Company has authorized 500,000,000 shares of common stock with a par value of $0.00001 per share.

During the three months ended June 30, 2016, the Company issued common shares, as follows:

•	7,500 shares for services, with a fair value of $525,000 as compensation

•	643 shares were sold for cash for a consideration of $45,000

•	803 shares for rounding up adjustment of reverse split.

As of June 30, 2016 and March 31, 2016, the Company had 381,321 and 372,375 shares of common stock issued and outstanding, respectively.

Note 7 – Subsequent events

Subsequent to June 30, 2016, the Company issued 1,140,000 shares of common stock for services.

Subsequent to June 30, 2016, an aggregate of 14,000,000 common shares were issued for the conversion of 35,000 shares of Series B Preferred Stock, owned by our CEO.

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

We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the standard for the private company. This may make comparison of our financial statements with any other public company which is not either an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible as possible different or revised standards may be used.

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

Results of Operations and Financial Condition for the three-months ended June 30, 2016 and 2015

	Three Months Ended June 30,
	2016	2015	Change	%
Costs and expenses
Management and consulting fees	$525,000	$126,746	$398,254	314%
General and administrative	14,116	30,656	(16,540)	(54%)
Total expenses	539,116	157,402	381,714	243%
			-	-
Loss from operations	(539,116)	(157,402)	(381,714)	243%

Loss before income taxes	(539,116)	(157,402)	(381,714)	243%
Provision for income taxes	-	-	-	-
Net loss	$(539,116)	$(157,402)	$(381,714)	243%

We have not generated any revenues as of June 30, 2016.

Operating expense increase to $539,116 from $157,402 for the periods ended June 30, 2016 and 2015, respectively. The increase in operating expenses is primarily due to the increase in management and consulting fees that resulted from stock issuances.

There is no assurance that we will ever be profitable. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should we be unable to continue as a going concern.

Liquidity and Capital Resources

	June 30,	March 31,
	2016	2016	Change	%
Cash	$1,874	$-	$1,874	-
Total Assets	$56,382	$-	$56,382	-
Total Liabilities	$248,424	$222,926	$25,498	11%
Stockholders' Deficit	$(192,042)	$(222,926)	$30,884	(14)%

	Three Months Ended June 30,
	2016	2015	Change
Cash Flows used in Operating Activities	$(17,366)	$-	$(17,366)
Cash Flows used in Investing Activities	(56,258)	-	(56,258)
Cash Flows from Financing Activities	75,498	-	75,498
Net Decrease in Cash During the Year	$1,874	$-	$1,874

As of June 30, 2016 and 2015, we had cash of $1,874 and $0, respectively.  Our cash position is insufficient and as such we plan to raise additional debt and equity financing to meet our obligations as they become due.

During the three months ended June 30, 2016, cash used in operating activities was $17,366. This was primarily the result of our net loss of $539,116 and a decrease in accrued liability of $5,000, offset by stock based compensation of $525,000 and depreciation of $1,750. During the three months ended June 30, 2015, cash used in operating activities was $0. This was primarily the result of our net loss of $157,402 and a decrease in due to related party of $5,254, offset by an increase in accrued liability of $30,656 and share based compensation of $132,000.

During the three months ended June 30, 2016, cash used in investing activities was $56,258. The Company purchased minority interest in two horses and a majority interest in a third horse, for a total of $56,258.  During the three months ended June 30, 2015, cash used in investing activities was $0.

During the three months ended June 30, 2016, cash provided by financing activities amounted to $75,498. The Company received cash from issuance of common stock of $45,000 and loans from related party of $124,178 and repaid loans from related party of $93,680. During the three months ended June 30, 2015, cash provided by financing activities amounted to $0.

Off-Balance Sheet Arrangements

We did not have any off balance sheet arrangements as of June 30, 2016.

Timing needs for Funding

Immediate needs (current through December 2016)

$1,375,000: This capital is intended to be used to claim the 5-6 broodmares.  The $1,375,000 is broken down as follows: $600,000 to acquire broodmares, $375,000 for stud fees, $141,000 for reserve for fees associated with the thoroughbreds acquired (i.e. training and vet) and $250,000 in working capital.  The Company expects the monthly costs of the care of thoroughbreds to be approximately $5,000 per month. The Company's reserve of $141,000 for the thoroughbred's monthly costs.

The Company expects its on-going monthly expenses directly associated to the thoroughbreds in its breeding division to be approximately $10 to $17 per day for each broodmare.

The expenses directly associated to each thoroughbred acquired are $10-$17 per day depending on the trainer and the vet needs of each thoroughbred. The Company's current monthly burn rate is between $18,000 – 20,000 per month, which includes approximately $2,000 for training fees associated with the Company's thoroughbreds, $15,000 is general corporate expenses and approximately $2,000 associated with being a reporting company. The Company's monthly burn rate consists of the direct costs of the thoroughbreds the Company has acquired (such as training and vet fees) and the expected on-going general expenses of the Company (such as filing fees, audits and general administrative expenses).

The company has included the $141,000 reserve since the Company expects it will take approximately 12-24 months from the date a broodmare is acquired before revenue may be generated from sale of foal, depending if the foal is sold as a yearling or 2-year-old. The Company expects to begin generating revenue within 12 -24 months of the acquisition of the broodmare as such the on-going monthly burn rate should be covered by the revenue generated from the sale of foals. However, there is no guarantee that the Company's revenue would be able to cover the Company's monthly burn rate.

If the Company's revenue is not sufficient to cover the monthly burn rate, the Company would be required to raise additional funds to cover those expenses. The Company will not know the amount that would be required to be raised to cover the monthly burn rate until the Company is able to determine what its monthly revenue is.

If the Company's revenue is not sufficient to cover the monthly burn rate and the Company cannot raise additional funds to cover those expenses, then the Company would have to sell its broodmares. This may require the Company to sell its thoroughbreds for less than the Company purchased.

Short-term needs (January through December 2017)

$3,000,000: This capital is intended to be used to claim the 13-15 broodmares.  The $3,000,000 is broken down as follows: $1,500,000 to acquire broodmares, $975,000 for stud fees, $275,000 for reserve for fees associated with the thoroughbreds acquires (i.e. training and vet) and $250,000 in working capital.  The Company expects the monthly costs of the thoroughbreds to be approximately $5,000 per month. The Company's reserve of $275,000 for the monthly costs is intended for the expenses for the broodmares acquired.

The Company expects its on-going monthly expenses directly associated to the thoroughbreds in its breeding division to be approximately $10 to $17 per day for each broodmare.

The expenses directly associated to each thoroughbred acquired are $10-$17 per day depending on the trainer and the vet needs of each thoroughbred. The Company's current monthly burn rate is between $18,000 – 20,000 per month, which includes approximately $2,000 for training fees associated with the Company's thoroughbreds, $15,000 is general corporate expenses and approximately $2,000 associated with being a reporting company. The Company's monthly burn rate consists of the direct costs of the thoroughbreds the Company has acquired (such as training and vet fees) and the expected on-going general expenses of the Company (such as filing fees, audits and general administrative expenses).

The Company has included the $275,000 reserve since the Company expects it will take approximately 12-24 months from the date a broodmare is acquired before revenue may be generated from sale of foal, depending if the foal is sold as a yearling or 2-year-old. The Company expects to begin generating revenue within 12 -24 months of the acquisition of the broodmare as such the on-going monthly burn rate should be covered by the revenue generated from the sale of foals. However, there is no guarantee that the Company's revenue would be able to cover the Company's monthly burn rate.

If the Company's revenue is not sufficient to cover the monthly burn rate, the Company would be required to raise additional funds to cover those expenses. The Company will not know the amount that would be required to be raised to cover the monthly burn rate until the Company is able to determine what its monthly revenue is.

If the Company's revenue is not sufficient to cover the monthly burn rate and the Company cannot raise additional funds to cover those expenses, then the Company would have to sell its broodmares. This may require the Company to sell its thoroughbreds for less than the Company purchased.

Long-term needs (January through December 2018)

$5,500,000: This capital is intended to be used to claim the 30-40 broodmares.  The $5,500,000 is broken down as follows: $2,700,000 to acquire broodmares, $2,000,000 for stud fees, $450,000 for reserve for fees associated with the thoroughbreds acquires (i.e. training and vet) and $250,000 in working capital.  The Company expects the monthly costs of the thoroughbreds to be approximately $5,000 per month. The Company's reserve of $450,000 for the monthly costs is intended for the expenses for the broodmares acquired.

The Company expects its on-going monthly expenses directly associated to the thoroughbreds in its breeding division to be approximately $10 to $17 per day for each broodmare.

The expenses directly associated to each thoroughbred acquired are $10-$17 per day depending on the trainer and the vet needs of each thoroughbred. The Company's current monthly burn rate is between $18,000 – 20,000 per month, which includes approximately $2,000 for training fees associated with the Company's thoroughbreds, $15,000 is general corporate expenses and approximately $2,000 associated with being a reporting company. The Company's monthly burn rate consists of the direct costs of the thoroughbreds the Company has acquired (such as training and vet fees) and the expected on-going general expenses of the Company (such as filing fees, audits and general administrative expenses).

The Company has included the $450,000 reserve since the Company expects it will take approximately 12-24 months from the date a broodmare is acquired before revenue may be generated from sale of foal, depending if the foal is sold as a yearling or 2-year-old. The Company expects to begin generating revenue within 12 -24 months of the acquisition of the broodmare as such the on-going monthly burn rate should be covered by the revenue generated from the sale of foals. However, there is no guarantee that the Company's revenue would be able to cover the Company's monthly burn rate.

If the Company's revenue is not sufficient to cover the monthly burn rate, the Company would be required to raise additional funds to cover those expenses. The Company will not know the amount that would be required to be raised to cover the monthly burn rate until the Company is able to determine what its monthly revenue is.

If the Company's revenue is not sufficient to cover the monthly burn rate and the Company cannot raise additional funds to cover those expenses, then the Company would have to sell its broodmares. This may require the Company to sell its thoroughbreds for less than the Company purchased.

Dividend Policy

The Company has not paid dividends on its Common Stock in the past. The Company has decided to distribute at least 16% of its net purse winnings that the Company's thoroughbreds generate. However, our ability to pay dividends is subject to limitations imposed by Nevada law. Pursuant to Nevada Revised Statute 78.288, dividends may be paid to the extent that a corporation's assets exceed it liabilities and it is able to pay its debts as they become due in the usual course of business.

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive exploration activities. For these reasons our auditors stated in their report that they have substantial doubt we will be able to continue as a going concern.

Accounting and Audit Plan

In the next twelve months, we anticipate spending approximately $20,000 - $30,000 to pay for our accounting and audit requirements.

Off-balance sheet arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company, as a smaller reporting company, as defined by Rule 229.10(f)(1), is not required to provide the information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

An evaluation was carried out under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report on Form 10-Q. Disclosure controls and procedures are procedures designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-Q, is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and is communicated to our management, including our Principal Executive Officer and Principal Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our management concluded that, as of June 30, 2016, our disclosure controls and procedures were not effective.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2016, that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

The above statement notwithstanding, shareholders and prospective investors should be aware that certain risks exist with respect to the Company and its business, including those risk factors contained in our most recent Registration Statements on Form S-1 and Form 10, as amended. These risks include, among others: limited assets, lack of significant revenues and only losses since inception, industry risks, dependence on third party manufacturers/suppliers and the need for additional capital. The Company's management is aware of these risks and has established the minimum controls and procedures to insure adequate risk assessment and execution to reduce loss exposure.

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

No unregistered securities where issued during the three months ending June 30, 2016.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

There was no other information during the quarter ended June 30, 2016 that was not previously disclosed in our filings during that period.

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

BUSCAR COMPANY

	By:	/s/ Anastasia Shishova
August 22, 2016		Anastasia Shishova
CEO

