Form 10-Q
period 2016-09-30
Buscar Co
filed 2016-11-17
CIK 1518380

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACTOF 1934

For the quarterly period ended September 30, 2016

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ___________

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

As of November 11, 2016, there were 16,771,321 shares of the issuer’s common stock, $0.0001 par value per share, outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS.

BUSCAR COMPANY.

Condensed Consolidated Balance Sheets

	September 30,	March, 31
	2016	2016
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$546,957	$-
Total Current Assets	546,957	-

Thoroughbreds, net	97,070	-

TOTAL ASSETS	$644,027	$-

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accrued liabilities	$485	$5,485
Due to related parties	136,037	40,171
Contingent liabilities	177,270	177,270
Total Current Liabilities	313,792	222,926

TOTAL LIABILITIES	$313,792	$222,926

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, par value $0.0001; authorized 50,000,000 shares authorized;
Series A preferred stock, $0.0001 par value, 10,000,000 shares designated; 8,000,000 shares issued and outstanding at September 30, 2016 and March 31, 2016, respectively	800	800
Series B preferred stock, $0.0001 par value, 10,000,000 shares designated; 9,965,000 and 0 shares issued and outstanding at September 30, 2016 and March 31, 2016, respectively	997	-
Common stock, $0.0001 par value, 500,000,000 shares authorized; 16,771,321 and 372,375 shares issued and outstanding at September 30, 2016 and March 31, 2016, respectively	1,677	37
Additional paid-in capital	17,384,888	15,037,628
Accumulated deficit	(17,058,127)	(15,261,391)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	$330,235	$(222,926)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$644,027	$-

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

BUSCAR COMPANY.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2016	2015	2016	2015

Costs and expenses:
Management and consulting fees	$1,228,500	$-	$1,753,500	$126,746
General and administrative	27,723	10,000	41,839	40,656
Total expenses	1,256,223	10,000	1,795,339	167,402

Loss from operations	(1,256,223)	(10,000)	(1,795,339)	(167,402)

Loss before income taxes	(1,256,223)	(10,000)	(1,795,339)	(167,402)
Provision for income taxes	-	-	-	-
Net loss	$(1,256,223)	$(10,000)	$(1,795,339)	$(167,402)

Deemed dividend on Series B convertible preferred stock	(1,397)	-	(1,397)	-
Net loss attributable to common stockholders	(1,257,620)	(10,000)	(1,796,736)	(167,402)

Net loss per common share: Basic and diluted	$(0.10)	$(0.03)	$(0.14)	$(0.78)

Weighted average common shares outstanding: Basic and diluted	12,532,916	368,625	12,532,916	215,284

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

BUSCAR COMPANY.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended September 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,795,339)	$(167,402)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	1,753,500	132,000
Depreciation	7,788	-
Changes in operating assets and liabilities:
Accrued liability	(5,000)	40,656
Due to related parties	-	(5,254)
Net Cash Used in Operating Activities	(39,051)	-

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of thoroughbred	(104,858)	-
Net cash used in Investing Activities	(104,858)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Common stock issued	595,000	-
Loans from related party	191,796	-
Repayments of loans from related party	(95,930)	-
Net cash provided by Financing Activities	690,866	-

Net cash increase for period	546,957	-
Cash at beginning of period	-	-
Cash at end of period	$546,957	$-

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

NON CASH INVESTING AND FINANCING ACTIVITIES
Series B Preferred shares issued to CEO	$1,000	$-
Conversion of Series B Preferred stock into common stock	$1,400	$-

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

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation of Interim Financial Statements

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. In our opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ending March 31, 2017. Notes to the interim unaudited condensed consolidated financial statements that would substantially duplicate the disclosures contained in the audited consolidated financial statements for fiscal year ended March 31, 2016 have been omitted. This report should be read in conjunction with the audited consolidated financial statements and the footnotes thereto for the fiscal year ended March 31, 2016 included in the Company's Form 10-K as filed with the Securities and Exchange Commission on July 15, 2016.

Consolidation Policy

For September 30, 2016, the unaudited condensed consolidated financial statements of the Company include the accounts of the Company and its wholly owned subsidiary, Buscar Stables, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

Thoroughbreds

The Company depreciates thoroughbreds via straight-line depreciation over its useful life of 3 years.

The thoroughbreds are stated at the lower of cost or market value. The cost was deemed to be the best evidence of market value and the company's thoroughbreds were therefore stated at cost. Costs of maintaining horses prior to maturity and entered into a race or disposition are capitalized as additional costs of the horse. When a horse is sold or otherwise disposed of, the cost and associated accumulated depreciation are removed from the accounts and the resulting gain or loss is recognized in the statement of operations.

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

	September 30, 2016	March 31, 2016
Thoroughbreds	$104,858	$-
Accumulated depreciation	(7,788)	-
Thoroughbreds - net	97,070	-

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

Note 3 – Going Concern

These unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these unaudited condensed consolidated financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At September 30, 2016, the Company had not yet achieved profitable operations, has accumulated losses of $17,058,127 since its inception, has a working capital of $233,165 and expects to incur further losses in the development of its business, all of which raise substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available or on terms acceptable to the Company.

Note 4 – Due to Related Parties

During the six months ended September 30, 2016, the Company borrowed a total amount of $191,796 from a shareholder, who is also married to our CEO of the Company, and repaid $88,430 for payments of operating expenses and purchase of thoroughbreds.  As of September 30, 2016, the Company recorded due to a shareholder of $130,166.

During the six months ended September 30, 2016, the Company repaid $7,500 to a shareholder, who is also a former officer of the Company. As of September 30, 2016, the Company recorded due to shareholder of $5,871 for payments of operating expense on behalf of the Company.

As of September 30, 2016 and March 31, 2016, the Company owed related parties $136,037 and $40,171, respectively.

Note 5 – Commitments and Contingencies

As of September 30, 2016, the Company had a total of $313,792 of outstanding liabilities. As of this date, the Company recognized $177,270 of outstanding liabilities related to previous Company directors, Robert Sawatsky and Kelly Fielder. The Company's legal counsel believes that the outstanding liabilities are expected to be paid back to the previous Company directors, Robert Sawatsky and Kelly Fielder, who had originally loaned money to the Company. However, there has been no resolution of this event.

Note 6 – Equity

On July 7, 2016, the Company filed Amended and Restated Articles of Incorporation with the Nevada Secretary of State to amend the par value of preferred stock and common stock to $0.0001. Preferred share and common share amounts in these financial statements have been retroactively adjusted to reflect this change in par value.

Preferred Stock

The Company has authorized 50,000,000 preferred shares with a par value of $0.0001 per share. Board of Directors are authorized to divide the authorized shares of Preferred Stock into one or more series, each of which shall be so designated as to distinguish the shares thereof from the shares of all other series and classes.

Series A Preferred Stock

The Company has designated 10,000,000 preferred shares of Series A Preferred Stock with a par value of $0.0001 per share. As at September 30, 2016 and March 31, 2016, the Company had 8,000,000 shares of Series A Preferred Stock issued and outstanding.

Series B Preferred Stock

The Company has designated 10,000,000 preferred shares of Series B Preferred Stock with a par value of $0.0001 per share.

During the six months ended September 30, 2016, 10,000,000 shares of Series B Preferred Stock were issued to our CEO for the par value as there is no stated value.

During the six months ended September 30, 2016, 35,000 shares of Series B Preferred Stock were converted at rate of 1 preferred share to 400 common shares, resulting in the issuance of 14,000,000 shares of common stock, for a value of $1,400, of which $1,397 was recorded as a deemed dividend.

As at September 30, 2016 and March 31, 2016, the Company had 9,965,000 and 0 shares of Series B Preferred Stock issued and outstanding, respectively.

Common Stock

The Company has authorized 500,000,000 shares of common stock with a par value of $0.0001 per share.

During the six months ended September 30, 2016, the Company issued common shares, as follows:

•	1,897,500 shares for services, with a fair value of $1,753,500 as compensation

•	500,643 shares were sold for cash for a consideration of $595,000

•	803 shares for rounding up adjustment of reverse split.

•	14,000,000 shares were issued for the conversion of 35,000 shares of Series B Preferred Stock.

As of September 30, 2016 and March 31, 2016, the Company had 16,771,321 and 372,375 shares of common stock issued and outstanding, respectively.

Note 7 – Subsequent events

On November 7, 2016, the Company began attending the Keeneland November sale.  At the auction the Company acquired Milania (Hip 13) for $310,000 and Sweet Dreams (Hip 80) for $180,000. The Company acquired the mares through our bloodstock agents and owns 100% of each mare.  The mares are the initial acquisition on the part of the company to build out its breeding division.  Both mares are currently pregnant and expected to deliver in February or March 2017. The mares were transported from Keeneland (which is located in Keeneland, Kentucky) to a farm outside of Lexington, Kentucky. The Company’s goal is to sell the mares offspring at the Keeneland November 2017 and to stud the mares again in March/April 2017.

Milania (Hip 13) is carrying a colt sired by Pioneerof the Nile.  She is expected to give birth in February or March 2017. Pioneerof the Nile is among the leading sires with 4 crops of racing age that includes the following: 329 foals, 174 starters, 16 black-type winners, 128 winners of 271 races and earnings of $19,914,401, including triple crown champion American Pharoah. Pioneerof the Nile’s colt weanlings have so far sold for an average of $360,000 in 2016. The Company expects to sell her offspring as a weanling at the 2017 November sale and stud her to a new sire in March 2017.  Milania was sired by Bernardini who was a Champion 3-year-old colt who won $3,060,480 including the Preakness. Milania’s dam is Keeper Hill who won $1,661,281 and multiple stakes races including the Kentucky Oaks.

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

Results of Operations and Financial Condition for the three and six months ended September 30, 2016 and 2015

	Three Months Ended September 30,		Six Months Ended September 30,
	2016	2015	2016	2015

Costs and expenses:

Management and consulting fees	$1,228,500	$-	$1,753,500	$126,746
General and administrative	27,723	10,000	41,839	40,656
Total expenses	1,256,223	10,000	1,795,339	167,402

Loss from operations	(1,256,223)	(10,000)	(1,795,339)	(167,402)

Loss before income taxes	(1,256,223)	(10,000)	(1,795,339)	(167,402)
Provision for income taxes	-	-	-	-
Net loss	$(1,256,223)	$(10,000)	$(1,795,339)	$(167,402)

We have not generated any revenues as of September 30, 2016.

Operating expense increased to $1,256,223 from $10,000 for the three months ended September 30, 2016 and 2015, respectively. The increase in operating expenses is primarily due to the increase in management and consulting fees that resulted from stock based compensation issuances.

Operating expense increased to $1,795,339 from $167,402 for the six months ended September 30, 2016 and 2015, respectively. The increase in operating expenses is primarily due to the increase in management and consulting fees that resulted from stock based compensation issuances.

There is no assurance that we will ever be profitable. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should we be unable to continue as a going concern.

Liquidity and Capital Resources

	September 30,	March, 31
	2016	2016
	(unaudited)
ASSETS

CURRENT ASSETS
Cash	$546,957	$-
Total Current Assets	546,957	-

Thoroughbreds, net	97,070	-

TOTAL ASSETS	$644,027	$-

LIABILITIES & STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Due to related parties	$136,037	$40,171
Accrued liabilities	485	5,485
Contingent liabilities	177,270	177,270
Total Current Liabilities	313,792	222,926

TOTAL LIABILITIES	$313,792	$222,926

As of September 30, 2016 and March 31, 2016, we had cash of $546,957 and $0 respectively. Our cash position is insufficient and as such we plan to raise additional debt and equity financing to meet our obligations as they become due.

Off-Balance Sheet Arrangements

We did not have any off balance sheet arrangements as of September 30, 2016.

Timing needs for Funding

Immediate needs (current through December 2016)

$1,375,000: This capital is intended to be used to acquire broodmares and weanlings. The $1,375,000 is broken down as follows: $600,000 to acquire broodmares and weanlings, $375,000 for stud fees, $141,000 for reserve for fees associated with the thoroughbreds acquired (i.e. training and vet) and $250,000 in working capital. The Company expects the monthly costs of the thoroughbreds to be approximately $5,000 per month. The Company’s reserve of $141,000 is for the thoroughbred’s monthly costs.

The Company will be attending auctions in November 2016 with the intent of acquiring weanlings that can be resold in September 2017 auctions and broodmares that can be resold in November 2017 after being studded to a top Kentucky stallion. This will allow the company to begin generating revenue from its breeding operation next year.

The Company expects its on-going monthly expenses directly associated to the thoroughbreds in its breeding division to be approximately $10 to $17 per day for each broodmare.

The expenses directly associated to each thoroughbred acquired are $10-$17 per day depending on the trainer and the vet needs of each thoroughbred. The Company's current monthly burn rate is between $18,000 – 20,000 per month, which includes approximately $2,000 for training fees associated with the Company’s thoroughbreds, $15,000 is general corporate expenses and approximately $2,000 associated with being a reporting company. The Company's monthly burn rate consists of the direct costs of the thoroughbreds the Company has acquired (such as training and vet fees) and the expected on-going general expenses of the Company (such as filing fees, audits and general administrative expenses).

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

Short-term needs (January through December 2017)

$3,000,000: This capital is intended to be used to acquire the additional broodmares and weanlings. The $3,000,000 is broken down as follows: $1,500,000 to acquire broodmares, $975,000 for stud fees, $275,000 for reserve for fees associated with the thoroughbreds acquires (i.e. training and vet) and $250,000 in working capital. The Company expects the monthly costs of the thoroughbreds to be approximately $5,000 per month. The Company’s reserve of $275,000 for the monthly costs is intended for the expenses for the broodmares acquired.

The Company expects its on-going monthly expenses directly associated to the thoroughbreds in its breeding division to be approximately $10 to $17 per day for each broodmare.

The expenses directly associated to each thoroughbred acquired are $10-$17 per day depending on the trainer and the vet needs of each thoroughbred. The Company's current monthly burn rate is between $18,000 – 20,000 per month, which includes approximately $2,000 for training fees associated with the Company’s thoroughbreds, $15,000 is general corporate expenses and approximately $2,000 associated with being a reporting company. The Company's monthly burn rate consists of the direct costs of the thoroughbreds the Company has acquired (such as training and vet fees) and the expected on-going general expenses of the Company (such as filing fees, audits and general administrative expenses).

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

Long-term needs (January through December 2018)

$5,500,000: This capital is intended to be used to acquire additional broodmares and weanlings. The $5,500,000 is broken down as follows: $2,700,000 to acquire broodmares, $2,000,000 for stud fees, $450,000 for reserve for fees associated with the thoroughbreds acquires (i.e. training and vet) and $250,000 in working capital. The Company expects the monthly costs of the thoroughbreds to be approximately $5,000 per month. The Company’s reserve of $450,000 for the monthly costs is intended for the expenses for the broodmares acquired.

The Company expects its on-going monthly expenses directly associated to the thoroughbreds in its breeding division to be approximately $10 to $17 per day for each broodmare.

The expenses directly associated to each thoroughbred acquired are $10-$17 per day depending on the trainer and the vet needs of each thoroughbred. The Company's current monthly burn rate is between $18,000 – 20,000 per month, which includes approximately $2,000 for training fees associated with the Company’s thoroughbreds, $15,000 is general corporate expenses and approximately $2,000 associated with being a reporting company. The Company's monthly burn rate consists of the direct costs of the thoroughbreds the Company has acquired (such as training and vet fees) and the expected on-going general expenses of the Company (such as filing fees, audits and general administrative expenses).

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

Dividend Policy

The Company has not paid dividends on its Common Stock in the past. The Company has decided to distribute at least 16% of its net purse winnings that the Company’s thoroughbreds generate. However, our ability to pay dividends is subject to limitations imposed by Nevada law. Pursuant to Nevada Revised Statute 78.288, dividends may be paid to the extent that a corporation’s assets exceed it liabilities and it is able to pay its debts as they become due in the usual course of business.

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

Item 3 Quantitative and Qualitative Disclosures About Market Risk

The Company, as a smaller reporting company, as defined by Rule 229.10(f)(1), is not required to provide the information required by this Item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

An evaluation was carried out under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report on Form 10-Q. Disclosure controls and procedures are procedures designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-Q, is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and is communicated to our management, including our Principal Executive Officer and Principal Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our management concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2016, that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company issued 14,000,000 shares of unregistered securities where issued during the three months ending September 30, 2016. These shares were issued from the conversion of Series B Preferred Stock into Common Stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

There was no other information during the quarter ended September 30, 2016 that was not previously disclosed in our filings during that period.

ITEM 6. EXHIBITS

Exhibit No.	Description

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

__________

* Filed herewith.

** XBRL Information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.

BUSCAR COMPANY

Date: November 17, 2016	By:	/s/ Anastasia Shishova
Anastasia Shishova
CEO
(Principal Executive Officer and Principal Financial Officer)

