Form 10-Q
period 2016-12-31
Buscar Co
filed 2017-02-15
CIK 1518380

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACTOF 1934

For the quarterly period ended December 31, 2016

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

As of February 9, 2017, there were 18,006,321 shares of the issuer’s common stock, $0.00001 par value per share, outstanding.

BUSCAR COMPANY

Condensed Consolidated Balance Sheets

(Unaudited)

	December 31,	March, 31
	2016	2016
	(Unaudited)
ASSETS
Current Assets
Cash	$271,301	$-
Stock subscriptions receivable	440,000	-
Total Current Assets	711,301	-

Thoroughbreds, net	961,870	-

TOTAL ASSETS	$1,673,171	$-

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accrued liabilities	$485	$5,485
Due to related parties	6,713	40,171
Contingent liabilities	177,270	177,270
Total Current Liabilities	184,468	222,926

Total Liabilities	$184,468	$222,926

Stockholders' Equity (Deficit)
Preferred stock, par value $0.0001; authorized 50,000,000 shares authorized;
Series A preferred stock, $0.0001 par value, 10,000,000 shares designated; 8,000,000 shares issued and outstanding at December 31, 2016 and March 31, 2016, respectively	800	800
Series B preferred stock, $0.0001 par value, 10,000,000 shares designated; 9,965,000 and 0 shares issued and outstanding at December 31, 2016 and March 31, 2016, respectively	997	-
Common stock, $0.0001 par value, 500,000,000 shares authorized; 18,006,321 and 372,375 shares issued and outstanding at December 31, 2016 and March 31, 2016, respectively	1,801	37
Additional paid-in capital	18,743,264	15,037,628
Accumulated deficit	(17,258,159)	(15,261,391)
Total Stockholders' Equity (Deficit)	1,488,703	(222,926)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$1,673,171	$-

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

BUSCAR COMPANY

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2016	2015	2016	2015

Costs and expenses:
Management and consulting fees	$-	$-	$1,753,500	$126,746
General and administrative	200,032	5,000	241,871	45,656
Total expenses	200,032	5,000	1,995,371	172,402

Loss from operations	(200,032)	(5,000)	(1,995,371)	(172,402)

Loss before income taxes	(200,032)	(5,000)	(1,995,371)	(172,402)
Provision for income taxes	-	-	-	-
Net loss	$(200,032)	$(5,000)	$(1,995,371)	$(172,402)

Deemed dividend on Series B convertible preferred stock	-	-	(1,397)	-
Net loss attributable to common stockholders	(200,032)	(5,000)	(1,996,768)	(172,402)

Net loss per common share: basic and diluted	$(0.01)	$(0.01)	$(0.11)	$(0.65)

Weighted average common shares outstanding: basic and diluted	17,358,483	368,625	17,358,483	266,771

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

BUSCAR COMPANY

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended December 31,
	2016	2015
Cash Flows From Operating Activities
Net loss	$(1,995,371)	$(172,402)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	1,753,500	126,746
Depreciation	43,762	-
Changes in operating assets and liabilities:
Accrued liabilities	(5,000)	45,656
Net Cash Used in Operating Activities	(203,109)	-

Cash Flows From Investing Activities
Purchase of thoroughbreds	(1,005,632)	-
Net cash used in Investing Activities	(1,005,632)	-

Cash Flows From Financing Activities
Common stock issued	1,513,500	-
Loans from related party	191,796	-
Repayments of loans from related party	(225,254)	-
Net Cash Provided by Financing Activities	1,480,042	-

Net cash increase for period	271,301	-
Cash at beginning of period	-	-
Cash at End of Period	$271,301	$-

Supplemental Cash Flow Information
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

Non Cash Investing And Financing Activities
Series B Preferred shares issued to related party	$1,000	$-
Conversion of Series B Preferred stock into common stock	$1,400	$-
Common stock subscription receivable	$440,000	$-

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

BUSCAR COMPANY

Notes to Unaudited Condensed Consolidated Financial Statements

December 31, 2016

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

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation of Interim Financial Statements

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. In our opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended December 31, 2016 are not necessarily indicative of the results that may be expected for the year ending March 31, 2017. Notes to the interim unaudited condensed consolidated financial statements that would substantially duplicate the disclosures contained in the audited consolidated financial statements for fiscal year ended March 31, 2016 have been omitted. This report should be read in conjunction with the audited consolidated financial statements and the footnotes thereto for the fiscal year ended March 31, 2016 included in the Company's Form 10-K as filed with the Securities and Exchange Commission on July 15, 2016.

Consolidation Policy

For December 31, 2016, the unaudited condensed consolidated financial statements of the Company include the accounts of the Company and its wholly owned subsidiary, Buscar Stables, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

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

	December 31, 2016	March 31, 2016
Thoroughbreds	$595,103	$-
Cost of Development	410,529
Accumulated depreciation	(43,762)	-
Thoroughbreds - net	$961,870	$-

Cost of Development represent stud fee, boarding, training, blacksmith, veterinary and land use for the horses. These specific costs are capitalized until the horse reaches maturity.

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

Note 3 – Going Concern

These unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these unaudited condensed consolidated financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At December 31, 2016, the Company had not yet achieved profitable operations, has accumulated losses of $17,258,159 since its inception and expects to incur further losses in the development of its business, all of which raise substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available or on terms acceptable to the Company.

Note 4 – Due to Related Parties

During the nine months ended December 31, 2016, the Company borrowed a total amount of $191,796 from a shareholder, who is also married to the CEO of the Company, and repaid $225,254 for payments of operating expenses and purchase of thoroughbreds. As of December 31, 2016, the Company recorded due to a shareholder of $842.

During the nine months ended December 31, 2016, the Company repaid $7,500 to a shareholder, who is also a former officer of the Company. As of December 31, 2016, the Company recorded due to shareholder of $5,871 for payments of operating expense on behalf of the Company.

As of December 31, 2016 and March 31, 2016, the Company owed related parties $6,713 and $40,171, respectively.

Note 5 – Commitments and Contingencies

As of December 31, 2016, the Company had a total of $184,468 of outstanding liabilities. As of this date, the Company recognized $177,270 of outstanding liabilities related to previous Company directors, Robert Sawatsky and Kelly Fielder. The Company's legal counsel believes that the outstanding liabilities are expected to be paid back to the previous Company directors, Robert Sawatsky and Kelly Fielder, who had originally loaned money to the Company. However, there has been no resolution of this event.

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

Series A Preferred Stock

The Company has designated 10,000,000 preferred shares of Series A Preferred Stock with a par value of $0.0001 per share. As at December 31, 2016 and March 31, 2016, the Company had 8,000,000 shares of Series A Preferred Stock issued and outstanding.

Series B Preferred Stock

The Company has designated 10,000,000 preferred shares of Series B Preferred Stock with a par value of $0.0001 per share.

During the nine months ended December 31, 2016, 10,000,000 shares of Series B Preferred Stock were issued to our CEO for the par value as there is no stated value.

During the nine months ended December 31, 2016, 35,000 shares of Series B Preferred Stock were converted at rate of 1 preferred share to 400 common shares, resulting in the issuance of 14,000,000 shares of common stock, for a value of $1,400, of which $1,397 was recorded as a deemed dividend.

As at December 31, 2016 and March 31, 2016, the Company had 9,965,000 and 0 shares of Series B Preferred Stock issued and outstanding, respectively.

Common Stock

The Company has authorized 500,000,000 shares of common stock with a par value of $0.0001 per share.

During the nine months ended December 31, 2016, the Company issued common shares, as follows:

•	1,897,500 shares for services, with a fair value of $1,753,500 as compensation

•	400,000 shares issued for $1.10 per share, for a stock subscription of $440,000. The subscription was received during January 2017.

•	1,335,643 shares were sold for cash for consideration of $1,513,500

•	803 shares for rounding up adjustment of reverse split.

•	14,000,000 shares were issued for the conversion of 35,000 shares of Series B Preferred Stock.

As of December 31, 2016 and March 31, 2016, the Company had 18,006,321 and 372,375 shares of common stock issued and outstanding, respectively.

Note 7 – Subsequent events

Subsequent to December 31, 2016, the Company received $440,000 for the stock subscriptions receivable.

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

Results of Operations and Financial Condition for the three and nine months ended December 31, 2016 and 2015

	Three Months Ended December 31,		Nine Months Ended December 31,
	2016	2015	2016	2015

Costs and expenses:

Management and consulting fees	$-	$-	$1,753,500	$126,746
General and administrative	200,032	5,000	241,871	45,656
Total expenses	200,032	5,000	1,995,371	172,402

Loss from operations	(200,032)	(5,000)	(1,995,371)	(172,402)

Loss before income taxes	(200,032)	(5,000)	(1,995,371)	(172,402)
Provision for income taxes	-	-	-	-
Net loss	$(200,032)	$(5,000)	$(1,995,371)	$(172,402)

We have not generated any revenues as of December 31, 2016.

Operating expense increase to $200,032 from $5,000 for the three months ended December 31, 2016 and 2015, respectively. The increase in operating expenses is primarily due to the increase in expenses on thoroughbreds.

Operating expense increase to $1,995,371 from $172,402 for the nine months ended December 31, 2016 and 2015, respectively. The increase in operating expenses is primarily due to the increase in management and consulting fees that resulted from stock issuances.

There is no assurance that we will ever be profitable. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should we be unable to continue as a going concern.

Liquidity and Capital Resources

	December 31,	March 31,
	2016	2015	Change	%
Cash	$271,301	$-	$271,301	-

Current Assets	$711,301	$-	$711,301	-
Current Liabilities	184,468	222,926	(38,458)	(17%)
Working Deficiency	$526,833	$(222,926)	$749,759	(336%)

As of December 31, 2016 and 2015, we had cash of $271,301 and $0 respectively. Our cash position is insufficient and as such we plan to raise additional debt and equity financing to meet our obligations as they become due.

Off-Balance Sheet Arrangements

We did not have any off balance sheet arrangements as of December 31, 2016.

Business Operations

The Company’s main focus is building and growing its breeding operations. The Company has acquired 3 mares for its breeding operations, Milania, Sweet Dreams and Meta Mu. Milania and Sweet Dreams were pregnant when the company acquired them while Meta Mu was not. For the 2017 breeding seasons the mares will be breed as follows: Milania to War Front, Sweet Dreams to Tapit and Meta Mu to American Pharoah (currently being negotiated). The table below represents the company’s expenses for each mare:

Name	Purchase Price	Stud Fee	Stallion	Stud Insurance	Total
Milania	$310,000	$330,000	War Front	$91,528	$731,528
Sweet Dreams	$180,000	$318,000	Tapit	$0	$498,000
Meta Mu	$30,000	$85,000	American Pharoah	$0	$115,000
Totals	$520,000	$733,333		$91,528	$1,344,528

The Company’s total expense to acquire the mares was $520,000 with $733,333 and $91,528 to insure the stud fee for War Front. The Company’s agreement for War Front is a non-guaranteed fee of $330,000 which was paid in December 2016. The Company insured the $330,000 stud fee to convert the non-guarantee into a live foal that stands and nurses guarantee. The stud fees for Sweet Dreams and Meta Mu are Live Foal Stands and Nurses (LSFN) from the stallion farms.

Milania gave birth to her Pioneerof the Nile foal in January 2017. Sweet Dreams is expected to give birth to her Street Car in March 2017. The Company will sell the foals at the Keeneland sale in November or July.

Below is overview of the stallions the company has chosen for its mares:

War Front is North America’s #1 sire by Stake Winners and the Worlds #1 sire for 2-Year Olds Stake Winners. The True Nicks report on the mating between the two is an “A++” rating which makes it an ideal pairing. War Front’s weanlings sold for an average of $580,000 in 2016 with his colt weanlings averaging $808,750. At the Keenland sale, War Front had 19 yearlings sell for an average of $633,947. Two of his progeny sold for more than $1 million and 14 sold for $500,000 or more. With the top prices of $1.9 million for a colt out of stakes winner Prize Catch (A.P. Indy) and $1.3 million for a colt out of multiple grade I winner Love and Pride (A.P. Indy).

Tapit, currently the leading North American sire with 14 graded stakes winners and 5 Grade 1 stakes winner, for the third consecutive season, has broken his own North American single-season progeny earnings record of $18,848,029. Tapit ranks #1 in the United States and #2 in the world for average price of weanlings sold in 2016. Tapit’s average weanling sold for $692,000 and mares sold in foal to Tapit sold for an average of $1,700,000 in 2016.

Tapit was also represented by 31 yearlings at the 2016 Keeneland Yearling sale which sold for an average price of $639,839. Among those sold, four brought more than $1 million and 19 brought $500,000 or more. Tapit's top seller sold for $2 million.

American Pharoah, was the first Trplie Crown winner in 37 years and the 2015 Horse Of The Year & 2014 Eclipse Champion Juvenile. We was a winner of 9 races and almost $9,000,000 in earnings including the Breeders Cup Classic-Gr.1, Kentucky Derby-Gr.1, Preakness S.-Gr.1, Belmont S.-Gr.1, Haskell Invitational-Gr.1, Arkansas Derby-Gr.1, Del Mar Futurity-Gr.1 & FrontRunner S.-Gr.1. His first crop of foals is being born in 2017. He has generated an average price of $420,000 for mares in foal to him.

Pioneerof the Nile is among the leading sires with 4 crops of racing age that includes the following: 329 foals, 174 starters, 16 black-type winners, 128 winners of 271 races and earning $19,914,401, including triple crown champion American Pharoah. Pioneerof the Nile’s colt weanlings sold for an average of $360,000 in 2016.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

An evaluation was carried out under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report on Form 10-Q. Disclosure controls and procedures are procedures designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-Q, is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and is communicated to our management, including our Principal Executive Officer and Principal Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our management concluded that, as of December 31, 2016, our disclosure controls and procedures were not effective.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal ended March 31, 2016, that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

There was no other information during the quarter ended December 31, 2016 that was not previously disclosed in our filings during that period.

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

BUSCAR COMPANY, INC.

	By:	/s/ Anastasia Shishova
February 14, 2017		Anastasia Shishova
CEO

