Form 10-K
period 2017-03-31
Buscar Co
filed 2017-07-14
CIK 1518380

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2017

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒
		Emerging Growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of Common Stock held by non-affiliates of the Registrant on September 30, 2016, the last business day of the Registrant’s most recently completed second fiscal quarter was $14,557,841, based on a $3.32 average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

18,681,321 common shares as of June 30, 2017.

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

PART I

Item 1. Business

Buscar Company. (“Buscar”, “we”, “us”, “our”, the "Company") was incorporated in Nevada as Cascade Springs Ltd. on January 19, 2010.  In 2012, we amended our Articles of Incorporation to change our name to Colorado Gold Mines, Inc. On June 18, 2014, changed our name to Buscar Oil, Inc. On May 19, 2015, the Company changed its name to Buscar Company.  Buscar is domiciled in the state of Colorado, and its corporate headquarters are located in Los Angeles, CA. The Company selected March 31 as its fiscal year end.

Our auditors have issued a going concern opinion and the reasons noted for issuing the opinion are our lack of revenues and capital.

This is the current corporate organization:

Business of Registrant

The Company's primary business is the breeding and selling of thoroughbreds. The Company will breed in California.   The Company’s main focus is building and growing its breeding operations. The Company has acquired 3 mares for its breeding operations, Milania, Sweet Dreams and Meta Mu. Milania and Sweet Dreams were pregnant when the company acquired them while Meta Mu was not. For the 2017 breeding seasons the mares will be breed as follows: Milania to War Front, Sweet Dreams to Tapit and Meta Mu to American Pharoah (currently being negotiated). The table below represents the company’s investment and expected investment for each mare:

Name	Purchase Price	Stud Fee		Stallion	Stud Insurance		Total
Milania	$310,000	$330,000		War Front	$91,528	(2)	$731,528
Sweet Dreams	$180,000	$318,000	(1)	Tapit	$0		$498,000
Meta Mu	$30,000	$85,000	(1)	American Pharoah	$0		$115,000
Totals	$520,000	$733,333			$91,528		$1,344,528

(1) The stud fee for Sweet Dreams and Meta Mu are only paid once the foal is born and is able to stand and nurse from the mother.

(2) The stud fee for Milania was paid and was a no guarantee. The Company purchased insurance to cover the stud fee

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

Milania gave birth to her Pioneer of the Nile foal in January 2017. Sweet Dreams is expected to give birth to her Street Car in March 2017. The Company will sell the foals at the Keeneland sale in November 2017 or July 2018.

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

American Pharoah, was the first Triple Crown winner in 37 years and the 2015 Horse Of The Year & 2014 Eclipse Champion Juvenile. He was a winner of 9 races and almost $9,000,000 in earnings including the Breeders Cup Classic-Gr.1, Kentucky Derby-Gr.1, Preakness S.-Gr.1, Belmont S.-Gr.1, Haskell Invitational-Gr.1, Arkansas Derby-Gr.1, Del Mar Futurity-Gr.1 & FrontRunner S.-Gr.1. His first crop of foals is being born in 2017. He has generated an average price of $420,000 for mares in foal to him.

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

Emerging Growth Company Status

We are an “emerging growth company,” as defined in the JOBS Act. For as long as we are an “emerging growth company,” we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding advisory “say-on-pay” votes on executive compensation and shareholder advisory votes on golden parachute compensation.

Under the JOBS Act, we will remain an “emerging growth company” until the earliest of:

•	the last day of the fiscal year during which we have total annual gross revenues of $1 billion or more;
•	the last day of the fiscal year following the fifth anniversary of the effective date of this registration statement;
•	the date on which we have, during the previous three-year period, issued more than $1 billion in non- convertible debt; and
•	the date on which we are deemed to be a “large accelerated filer” under the Securities Exchange Act of 1934, or the Exchange Act.

We will qualify as a large accelerated filer as of the first day of the first fiscal year after we have (i) more than $700 million in outstanding common equity held by our non-affiliates and (ii) been public for at least 12 months. The value of our outstanding common equity will be measured each year on the last day of our second fiscal quarter.

The Section 107 of the JOBS Act provides that we may elect to utilize the extended transition period for complying with new or revised accounting standards and such election is irrevocable if made. As such, we have made the election to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(1) of the JOBS Act. Please refer to a discussion on page 13 under “Risk Factors” of the effect on our financial statements of such election.

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

Competition

The thoroughbred industry is highly competitive. Our competitors and potential competitors include major stables companies and individuals with high net worth’s. Most of our competitors have greater financial, personnel and other resources than we have. Accordingly, a high degree of competition in these areas will continue.

Governmental Regulation

Horse racing is governed by the individual states through which mainly focus on regulating the pari-mutual wagering in horse racing.  In California, horse racing is regulated by the California Horse Racing Board and governed by the Business and Professions Code of California.  The Company's California owner’s license number is 321870and it expires in December 2018.

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

Our common stock began trading the OTC Markets under the symbol “CGLD”.

Quarter Ending*	High*	Low*

3/31/2017	$1.54	$0.40
12/31/2016	$3.49	$0.99
9/30/2016	$3.69	$0.30
6/30/2016	$157	$0.69
3/31/2016	$124	$54
12/31/2015	$110	$66
9/30/2015	$140	$80
6/30/2015	$238	$32

____________

*On June 28, 2016, with an effective date of July 13, 2016, the Company filed Amended and Restated Articles of Incorporation with the Nevada Secretary of State to effect a 1-for-200 share Reverse Split of the Company’s issued and outstanding common stock. Common share amounts and per share amounts in these financial statements have been retroactively adjusted to reflect this reverse split.

Holders

As of June 1, 2017 we had 18,681,321 shares of our common stock outstanding held by 15 shareholders of record, 8,000,000 shares of our Series A Preferred Stock outstanding held by 1 shareholder of record, and 9,965,000 shares of our Series B Preferred Stock outstanding held by 1 shareholder of record (our CEO), respectively.

Transfer Agent and Registrar

Empire Stock Transfer is currently the transfer agent and registrar for our common stock. Its address is 1859 Whitney Mesa Drive, Henderson Nevada 89014. Its phone number is 702-818-5898.

Authorized Capital Stock

We are authorized to issue 500,000,000 shares of common stock and 50,000,000 shares of preferred stock, of which 10,000,000 shares are designated as Series A Preferred Shares and 10,000,000 shares are designated as Series B Preferred Shares. As of March 31, 2017, we had 18,581,321 shares of common stock outstanding. As of March 31, 2017, we had 8,000,000 Series A Preferred Shares outstanding and 9,965,000 shares of Series B Preferred Shares outstanding.

Common Stock

On June 28, 2016, with an effective date of July 13, 2016, the Company filed Amended and Restated Articles of Incorporation with the Nevada Secretary of State to effect a 1-for-200 share Reverse Split of the Company’s issued and outstanding common stock. Common share amounts and per share amounts in these financial statements have been retroactively adjusted to reflect this reverse split.

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

Series B Preferred Shares

We have 9,965,000 shares of Series B Preferred Stock outstanding, which have the rights, designations and preferences below:

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

During the 2017 fiscal year, 35,000 shares of Series B Preferred Stock were converted at rate of 1 preferred share to 400 common shares, resulting in the issuance of 14,000,000 shares of common stock, for a value of $1,400, of which $1,397 was recorded as a deemed dividend.

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

Critical Accounting Policies and Estimates

In the ordinary course of business, we make a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of our financial statements in conformity with U.S. generally accepted accounting principles. We base our estimates on historical experience, when available, and on other various assumptions that are believed to be reasonable under the circumstances. Actual results could differ significantly from those estimates under different assumptions and conditions.

We have identified below the accounting policies that are of particular importance in the presentation of our financial position, results of operations and cash flows and which require the application of significant judgment by management.

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

Recent Accounting Pronouncements

See Footnote 2 in our included audited financial statements - Summary of Significant Accounting Policies

Emerging Growth Company Status

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

Results of Operations and Financial Condition for the years ended March 31, 2017 and 2016

	Years Ended March 31,		Changes
	2017	2016	Amount	%

Revenue	$-	$-	$-	-

Operating expenses:
General and administrative	3,372,540	402,656	2,969,884	738%
Total expenses	3,372,540	402,656	2,969,884	738%

Loss from operations	(3,372,540)	(402,656)	(2,969,884)	738%
Other expense:
Loss on debt settlement	-	(122,541)	122,541	(100%)
Total other expense	-	(122,541)	122,541	(100%)
Loss before income taxes	(3,372,540)	(525,197)	(2,847,343)	542%
Provision for income taxes	-	-	-	-
Net loss	$(3,372,540)	$(525,197)	$(2,847,343)	542%

We have not generated any revenues as of March 31, 2017.

The increase in operating expenses by $2,969,884 during the year ended 2017, is primarily due to the increase in management and consulting fees that resulted from stock issuances, increased legal and professional fees and maintenance fees for our thoroughbreds.

There is no assurance that we will ever be profitable. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should we be unable to continue as a going concern.

Liquidity and Capital Resources

	March, 31	March 31,
	2017	2016	Change	%
Total Assets	$1,273,734	$-	$1,273,734	-
Total Liabilities	$207,560	$222,926	$(15,366)	(7%)
Stockholders' Equity (Deficit)	$1,066,174	$(222,926)	$1,289,100	578%

Total assets increased as of March 31, 2017, due to cash of $286,527, prepaid expense of $45,764 and thoroughbreds net of depreciation of $941,443. Total liabilities, decreased $15,366 as of March 31, 2017, primarily due to a reduction in amounts owing to related parties paid during the year ended 2017.

	March, 31	March 31,
	2017	2016	Change	%
Cash	$286,527	$-	$286,527	-

Current Assets	$332,291	$-	$332,291	-
Current Liabilities	207,560	222,926	(15,366)	(7%)
Working Capital (Deficiency)	$124,731	$(222,926)	$347,657	156%

Our cash position is insufficient and as such we plan to raise additional debt and equity financing to meet our obligations as they become due. Our working capital increased as of March 31, 2017 primarily due to the increase in cash.

	Year Ended March 31,
	2017	2016	Change
Cash Flows used in Operating Activities	$(619,183)	$(40,171)	$(579,012)
Cash Flows used in Investing Activities	(1,035,630)	-	(1,035,630)
Cash Flows from Financing Activities	1,941,340	40,171	1,901,169
Net Increase (Decrease) in Cash During the Year	$286,527	$-	$286,527

During the year ended March 31, 2017, cash used in operating activities was $619,181. This was primarily the result of our net loss of $3,372,540, reduced by stock based compensation of $2,686,000, depreciation of $94,189, and increased from an increase in prepaid expenses of $45,764 and decreased from an increase accounts payable and accrued liabilities of $18,934.

During the year ended March 31, 2016, cash used in operating activities was $40,171. This was primarily the result of our net loss of $525,197, offset by stock based compensation of $357,000, loss on debt settlement of $122,541, and an increase in accounts payable and accrued liabilities of $5,485.

During the year ended March 31, 2017, cash used in investing activities was for the purchase of thoroughbreds.

During the year ended March 31, 2017, cash provided by financing activities was $1,941,340 from the issuance of 1,760,643 shares of common stock for $1,981,000, reduced $26,800 for net repayments to a related party, reduced $7,500 for repayments on a note payable, and reduced by $5,360 for the payment of a dividend.

As of March 31, 2017, we had cash available of $286,527. We plan to raise additional debt and equity financing to meet our obligations as they become due.

Off-Balance Sheet Arrangements

We did not have any off balance sheet arrangements as of March 31, 2017.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are not required to provide the information required by this Item because we are a smaller reporting company.

Item 8. Financial Statements

See the financial statements attached to the end of this report. Our financial statements as of and for the year ended March 31, 2017 and 2016, included in this report have been audited by Benjamin & Young, LLP and Anton & Chia, LLP, respectively, as set forth in this Report.

Item 9. Changes In And Disagreements With Accountants

There have been no disagreements with our auditor regarding accounting and financial disclosure.

On January 10, 2017, the Board of Directors of Buscar Company (the "Company"), acting as the Company’s Audit Committee, announces that it has appointed Benjamin & Young, LLP ("B&Y") as Buscar Company’s independent auditors for the 2017 fiscal year, replacing Anton & Chia ("Anton"). B&Y’s address is 1100 N. Tustin Avenue, 2nd floor Anaheim, CA 92807

This action effectively dismissed Anton & Chia as the Company's independent auditor for the fiscal year ending March 31, 2017. The report of Anton & Chia on the Company's consolidated financial statements for the year ended March 31, 2016 and 2015 did not contain an adverse opinion or a disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope, or accounting principles, except that each such report included an explanatory paragraph raising substantial doubt about the Company’s ability to continue as a going concern and stated that the Company’s consolidated financial statements for the years ended March 31, 2016 and 2015, respectively, were prepared assuming that we would continue as a going concern.

Item 9A. Controls And Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act that are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC’s rules and forms and that such information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2017. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of March 31, 2017 for the reasons discussed below.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for the preparation of our financial statements and related information. Management uses its best judgment to ensure that the financial statements present fairly, in material respects, our financial position and results of operations in conformity with generally accepted accounting principles.

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in the Exchange Act. These internal controls are designed to provide reasonable assurance that the reported financial information is presented fairly, that disclosures are adequate and that the judgments inherent in the preparation of financial statements are reasonable. There are inherent limitations in the effectiveness of any system of internal controls including the possibility of human error and overriding of controls. Consequently, an ineffective internal control system can only provide reasonable, not absolute, assurance with respect to reporting financial information.

Our internal control over financial reporting includes policies and procedures that: (i) pertain to maintaining records that, in reasonable detail, accurately and fairly reflect our transactions; (ii) provide reasonable assurance that transactions are recorded as necessary for preparation of our financial statements in accordance with generally accepted accounting principles and that the receipts and expenditures of company assets are made in accordance with our management and directors authorization; and (iii) provide reasonable assurance regarding the prevention of or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on our financial statements.

Under the supervision of management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and subsequent guidance prepared by the Commission specifically for smaller public companies. Based on that evaluation, our management concluded that our internal control over financial reporting was not effective as of March 31, 2017 because it identified the following material weakness and significant deficiencies:

●

Material Weakness – The Company did not maintain effective controls over certain aspects of the financial reporting process because we lacked a sufficient complement of personnel with a level of accounting expertise and an adequate supervisory review structure that is commensurate with our financial reporting requirements.

●	Significant Deficiencies – Inadequate segregation of duties.

A material weakness is a deficiency or a combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

We expect to be materially dependent upon third parties to provide us with accounting consulting services for the foreseeable future which we believe mitigates the impact of the material weaknesses discussed above. Until such time as we have a chief financial officer with the requisite expertise in U.S. GAAP and establish an audit committee and implement internal controls and procedures, there are no assurances that the material weaknesses and significant deficiencies in our disclosure controls and procedures will not result in errors in our financial statements which could lead to a restatement of those financial statements.

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to SEC rules that permit us to provide only management’s report on internal control over financial reporting in this annual report on Form 10-K.

Changes in Internal Controls.

There have been no changes to our internal control over financial reporting that occurred during the year ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers, Promoters And Control Persons

Our officers and directors as of the year ending March 31, 2017, are set forth below.

Name	Age	Position
Anastasia Shishova	30	President, Chief Executive Officer and Director

Anastasia Shishova

Ms. Shishova was appointed as our sole officer and director on June 19, 2015. Since 2012, Ms. Shishova has been involved in owning and racing thoroughbreds in California. Since June 2011, Ms. Shishova has worked as an independent marketing consultant for businesses. Ms. Shishova has a Master’s Degree in Marketing and a Bachelors Degree from Samara State University in Samara, Russia.

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

Compensation Committee Interlocks and Insider Participation.

As of March 31, 2017, our sole director acts as our compensation committee. During the year ended March 31, 2017, our sole officer was not a member of the compensation committee or a director of another entity, which other entity had one of its executive officers serving as our director or as a member of our compensation committee.

Item 11. Executive Compensation

Summary Compensation Table

The following table sets forth certain compensation information for:

●	our principal executive officer or other individual serving in a similar capacity during the year ended March 31, 2017,

●	our two most highly compensated executive officers other than our principal executive officer who were serving as executive officers at March 31, 2017 whose compensation exceed $100,000, and

●	up to two additional individuals for whom disclosure would have been required but for the fact that the individual was not serving as an executive officer at March 31, 2017.

Name and					Stock	All other
Principal Position	Year	Salary		Bonus	Awards	Compensation	TOTAL
Anastasia Shishova, President, CEO, Director (1)	2017 2016	$ $	0 0	0 0	0 0	0 0	0 0

Troy Grant, COO (2)	2016 2017	$ $	0 0	0 0	0 0	300,000 0	300,00 0

(1) Ms. Shishova became our CEO, CFO and director on June 15, 2015.

(2) Mr. Grant resigned as our CEO, CFO and director on June 15, 2015. Mr. Grant assumed the role of our COO, as of June 15, 2015. On June 8, 2015, Mr. Grant received 325,000 shares for stock-based compensation for accrued salaries, bonus, and expenses totaling $300,000.

On June 8, 2015, Troy Grant, the Company’s former chief executive officer and sole member of the Board of Directors was issued 65,000,000 shares of restricted Common Stock in exchange for accrued salaries, bonus and expenses of $300,000. Mr. Grant did not receive any cash payments for salaries or bonuses. As previously disclosed, on August 1, 2014 the Company entered into an Executive Employment Agreement with Mr. Troy Grant, wherein the the Company was to pay Mr. Grant a base salary of $22,000 per month, plus applicable bonuses as are awarded by the Board of Directors from time to time based on performance, which may either be paid in stock or cash at the discretion of the Board. No shares have been issued to Mr. Grant prior to June 9, 2015 with regard to deferred salary and bonus. The Executive Employment Agreement terminated upon Mr. Grant's resignation as our chief executive officer and chief financial officer.

Outstanding Equity Awards at Fiscal Year-End Table

We do not have any equity compensation plans and therefore no equity awards are outstanding as of March 31, 2017.

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

Item 12. Security Ownership Of Certain Beneficial Owners And Management And Related Stockholders Matters

The following table lists, as of June 1, 2017, those persons owning beneficially 5% or more of our common stock, the number and percentage of outstanding shares owned by each of our directors and officers and by all officers and directors as a group. Unless otherwise indicated, each owner has sole voting and investment powers over his shares of common stock.

Name and Address	Number of Shares	Percent of Class

Common Stock (1)
Anastasia Shishova	14,196,429	76.4%
CEO

Troy Grant (1)	688	0.0%
COO

Series A Preferred Stock
Troy Grant	8,000,000	100%

Series B Preferred Stock
Anastasia Shishova	9,965,000	100%
CEO

Other 5% Holders:
None.

(1) Common shares reflect the 1:200 reverse stock split as effective on July 13, 2016. Percentage of common shares is based on post-split shares outstanding as of June 1, 2017.

Item 13. Certain Relationships and Related Transactions, and Director Independence

No transactions occurred between the Company and its officers or directors.

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

Item 14. Principal Accountant Fees And Services

The following table shows the fees that were billed for the audit and other services provided by independent auditors for the fiscal years ended March 31, 2017 and 2016.

	2017	2016
Audit fees	$23,347	$18,000
Audit-related fees	--	--
Tax fees	--	--
All other fees	--	--
Total	$23,347	$18,000

Audit Fees — This category includes the audit of our annual financial statements, review of financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided by the independent registered public accounting firm in connection with engagements for those fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements.

Audit-Related Fees — This category consists of assurance and related services by the independent registered public accounting firm that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees.” The services for the fees disclosed under this category include consultation regarding our correspondence with the SEC and other accounting consulting.

Tax Fees — This category consists of professional services rendered by our independent registered public accounting firm for tax compliance and tax advice. The services for the fees disclosed under this category include tax return preparation and technical tax advice.

All Other Fees — This category consists of fees for other miscellaneous items.

Our Board of Directors has adopted a procedure for pre-approval of all fees charged by our independent registered public accounting firm. Under the procedure, the Board approves the engagement letter with respect to audit, tax and review services. Other fees are subject to pre-approval by the Board, or, in the period between meetings, by a designated member of the Board. Any such approval by the designated member is disclosed to the entire Board at the next meeting.

PART IV

Item 15. Exhibits

Exhibit Number	Exhibit Name
3.1	Articles of Incorporation(1)
3.2	Bylaws(1)
31.1	Rule 13a-14(a) Certifications*
32.1	Section 1350 Certifications**
101.INS	XBRL Instance Document.*
101.SCH	XBRL Taxonomy Extension Schema Document.*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

______________

* Filed herewith

** Furnished herewith

(1) Incorporated by reference to the same exhibit filed with the Company’s registration statement on Form S-1 filed with the Securities & Exchange Commission on July 29, 2016.

FINANCIAL STATEMENTS

1100 N. Tustin Avenue, 2nd floor Anaheim, CA 92807 Office: (714) 238-0000 E-Fax: (714) 451-4160 www.bycpas.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Buscar Company

We have audited the accompanying balance sheet of Buscar Company (the "Company") as of March 31, 2017, and the related statements of operations, changes in stockholders' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2017, and the results of its operations, changes in stockholders' deficit and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Benjamin & Young, LLP

Anaheim, California

July 14, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Buscar Company

We have audited the accompanying balance sheet of Buscar Company (the "Company") as of March 31, 2016, and the related statements of operations, changes in stockholders' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company was not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provided a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2016, and the results of its operations, changes in stockholders' deficit and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Anton & Chia, LLP

Newport Beach, California

July 14, 2016

BUSCAR COMPANY
Consolidated Balance Sheets

	March, 31	March, 31
	2017	2016
ASSETS

Current Assets:
Cash	$286,527	$-
Prepaid expense	45,764	-
Total Current Assets	332,291	-
Thoroughbreds, net	941,443	-

TOTAL ASSETS	$1,273,734	$-

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:
Accounts payable and accrued liabilities	$24,419	$5,485
Due to related party	-	26,800
Note payable	5,871	13,371
Contingent liabilities	177,270	177,270
Total current liabilities	207,560	222,926

Total liabilities	207,560	222,926

Stockholders’ Equity (Deficit):
Preferred stock, par value $0.0001; authorized 50,000,000 shares authorized;	-	-
Series A preferred stock, $0.0001 par value, 10,000,000 shares designated; 8,000,000 shares issued and outstanding at March 31, 2017 and 2016, respectively	800	800
Series B preferred stock, $0.0001 par value, 10,000,000 shares designated; 9,965,000 and 0 shares issued and outstanding at March 31, 2017 and 2016, respectively	997	-
Common stock, $0.0001 par value, 500,000,000 shares authorized; 18,581,321 and 372,375 shares issued and outstanding at March 31, 2017 and 2016, respectively	1,858	37
Additional paid-in capital	19,703,207	15,037,628
Accumulated deficit	(18,640,688)	(15,261,391)
Total stockholders’ equity (deficit)	1,066,174	(222,926)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$1,273,734	$-

The accompanying notes are an integral part of these consolidated financial statements.

BUSCAR COMPANY
Consolidated Statements of Operations

	Year Ended March 31,
	2017	2016

Revenue	$-	$-

Operating expenses:
General and administrative	3,372,540	402,656
Total operating expenses	3,372,540	402,656

Loss from operations	(3,372,540)	(402,656)

Other expenses:
Loss on debt settlement	-	(122,541)
Total other expenses	-	(122,541)

Loss before income taxes	(3,372,540)	(525,197)

Provision for income taxes	-	-

Net loss	(3,372,540)	(525,197)

Deemed dividend on Series B convertible preferred stock	(1,397)	-

Net loss attributable to common stockholders	$(3,373,937)	$(525,197)

Net loss per common share: basic and diluted	$(0.28)	$(1.80)

Weighted average common shares outstanding: basic and diluted	12,179,422	292,492

The accompanying notes are an integral part of these consolidated financial statements.

BUSCAR COMPANY
Consolidated Statement of Changes in Stockholders’ Equity (Deficit)
For the Years Ended March 31, 2017 and 2016

							Common	Additional		Total
	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Stock	Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Payable	Capital	Deficit	Deficit

Balance, March 31, 2015	8,000,000	$800	-	$-	1,125	$-	$390,000	$13,929,870	$(14,736,194)	$(415,524)

Common stock issued for services	-	-	-	-	3,750	-	-	225,000	-	225,000
Common stock issued for debt settlement	-	-	-	-	6,500	1	-	187,540	-	187,541
Common stock issued exchanged for common stock payable	-	-	-	-	36,000	4	(390,000)	389,996	-	-
Common Stock issued to CEO for debt settlement	-	-	-	-	325,000	32	-	299,968	-	300,000
Debt settlement	-	-	-	-	-	-	-	5,254	-	5,254
Net loss	-	-	-	-	-	-	-	-	(525,197)	(525,197)

Balance, March 31, 2016	8,000,000	$800	-	$-	372,375	$37	$-	$15,037,628	$(15,261,391)	$(222,926)

Adjustment for reverse split	-	-	-	-	803	-	-	-	-	-
Series B Preferred stock issued to CEO	-	-	10,000,000	1,000	-	-	-	(1,000)	-	-
Common stock issued for cash	-	-	-	-	1,760,643	176	-	1,980,824	-	1,981,000
Common stock issued for services	-	-	-	-	2,447,500	245	-	2,685,755	-	2,686,000
Common stock issued for conversion of Series B Preferred Stock	-	-	(35,000)	(3)	14,000,000	1,400	-	-	(1,397)	-
Net loss	-	-	-	-	-	-	-	-	(3,372,540)	(3,372,540)
Dividend Paid	-	-	-	-	-	-	-	-	(5,360)	(5,360)

Balance, March 31, 2017	8,000,000	$800	9,965,000	$997	18,581,321	$1,858	$-	$19,703,207	$(18,640,688)	$1,066,174

The accompanying notes are an integral part of these consolidated financial statements.

BUSCAR COMPANY
Consolidated Statements of Cash Flows

	Year Ended March 31,
	2017	2016

Cash Flows From Operating Activities:
Net loss	$(3,372,540)	$(525,197)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	2,686,000	357,000
Depreciation	94,189	-
Loss on debt settlement	-	122,541
Changes in operating assets and liabilities:
Prepaid expenses	(45,764)	-
Accounts payable and accrued liabilities	18,934	5,485
Net Cash Used in Operating Activities	(619,181)	(40,171)

Cash Flows From Investing Activities:
Purchases of thoroughbreds	(1,035,632)	-
Net Cash Used in Investing Activities	(1,035,632)	-

Cash Flows From Financing Activities:
Proceeds from issuances of common stock	1,981,000	-
Borrowings under due to related party	231,304	26,800
Repayments of due to related party	(258,104)	-
Proceeds from note payable	-	13,371
Repayment of note payable	(7,500)	-
Dividend paid	(5,360)	-
Net Cash Provided by Financing Activities	1,941,340	40,171

Net cash increase for the year	286,527	-
Cash at beginning of year	-	-
Cash at End of Year	$286,527	$-

Supplemental Cash Flow Information
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

Non Cash Investing And Financing Activities
Series B Preferred shares issued to related party	$1,000	$-
Conversion of Series B Preferred stock into common stock	$1,400	$-
Issuance of 36,000 shares of common stock in exchange for common stock payable	$-	$390,000
Issuance of 3,750 shares of common stock for consulting services	$-	$225,000
Issuance of 325,000 shares of common stock in exchange for $300,000 of debt settlement to a related party	$-	$300,000
Issuance of 6,500 shares of common stock in exchange for $65,000 of debt settlement to an unrelated party	$-	$187,541
Debt settlement by related party	$-	$5,254

The accompanying notes are an integral part of these consolidated financial statements.

BUSCAR COMPANY

Notes to Consolidated Financial Statements

March 31, 2017 and 2016

Note 1 - Business

Buscar Company. (“Buscar”, “we”, “us”, “our”, the “Company”) was incorporated in Nevada as Cascade Springs Ltd. on January 19, 2010. In 2012, we amended our Articles of Incorporation to change our name to Colorado Gold Mines, Inc. On June 18, 2014, changed our name to Buscar Oil, Inc. On May 19, 2015, the Company changed its name to Buscar Company. Buscar is domiciled in the state of Colorado, and its corporate headquarter is located in Los Angeles, CA. The Company selected March 31 as its fiscal year end.

The Company’s business is the buying, selling and racing of thoroughbreds that can race in the allowance and stakes levels of thoroughbred racing; however, the Company will initially begin in the claiming level of thoroughbred racing. The Company intends to acquire in its claiming division before acquiring horses for its allowance/stakes division. These horses will provide the Company with revenue and a foundation to build out a stakes level stable. The Company’s main focus will be acquiring horses that will be capable of racing in stake races throughout the Country.

Note 2 - Summary of Significant Accounting Policies

The Company prepares its consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. Significant accounting policies are as follows:

Use of Estimates and Assumptions

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could materially differ from those estimates. It is reasonably possible that a change in the Company’s estimates will occur in the near term and such change could be material as information becomes available. The Company’s estimates include thoroughbreds reserve for potential impairment, and contingent liabilities.

Consolidation Policy

The consolidated financial statements of the Company include the accounts of the Company and its wholly owned subsidiary, Buscar Stables, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

Cash

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At March 31, 2017 and 2016, the Company had $286,527 and $0 of cash, respectively.

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

As a result of the implementation of certain provisions of ASC 740, Income Taxes (“ASC 740”), which clarifies the accounting and disclosure for uncertainty in tax positions, as defined, ASC 740 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. We adopted the provisions of ASC 740 and have analyzed filing positions in each of the federal and state jurisdictions where we are required to file income tax returns, as well as all open tax years in these jurisdictions. We have identified the U.S. federal and California as our “major” tax jurisdictions. Generally, we remain subject to Internal Revenue Service examination of our 2012 through 2016 U.S. federal income tax returns, and remain subject to California Franchise Tax Board examination of our 2012 through 2016 California Franchise Tax Returns. However, we have certain tax attribute carryforwards which will remain subject to review and adjustment by the relevant tax authorities until the statute of limitations closes with respect to the year in which such attributes are utilized.

Thoroughbreds

The Company depreciates thoroughbreds via straight-line depreciation over its useful life of 3 years.

The thoroughbreds are stated at the lower of cost or market value. The cost was deemed to be the best evidence of market value and the company’s thoroughbreds were therefore stated at cost. Costs of maintaining horses prior to maturity and entered into a race or disposition are capitalized as additional costs of the horse. When a horse is sold or otherwise disposed of, the cost and associated accumulated depreciation are removed from the accounts and the resulting gain or loss is recognized in the statement of operations.

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

	March 31, 2017	March 31, 2016
Thoroughbreds	$625,101	$-
Cost of development	410,529	-
	1,035,630	-
Accumulated depreciation	(94,187)	-
Thoroughbreds, net	$941,443	$-

Cost of Development represent stud fee, boarding, training, blacksmith, veterinary and land use for the horses. These specific costs are capitalized until the horse reaches maturity.

During the years ended March 31, 2017 and 2016, the Company recorded depreciation of $94,187 and $0, respectively.

Thoroughbred Revenue Recognition

The Company pursues opportunities to realize revenues from a principal activity: breeding the thoroughbreds. It is the Company’s policy that revenues and gains will be recognized in accordance with ASC Topic 605-10-25, “Revenue Recognition.” Under ASC Topic 605-10-25, revenue earning activities such as selling the horses and the Company has substantially accomplished all it must do to be entitled to the benefits represented by the revenue. Gains or losses from the sale of the horses are recognized when the horse is sold, and the cost and associated accumulated depreciation are removed from the accounts and the resulting gain or loss is recognized in the statement of operations.

Basic and Diluted Loss Per Share

The Company computes basic and diluted earnings per share amounts in accordance with ASC Topic 260, “Earnings per Share.” Basic earnings per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per share reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock that could share in the earnings of the Company. The Company has no potentially dilutive securities, such as options or warrants, currently issued and outstanding.

The following is a reconciliation of the numerator and denominator used for the computation of basic and diluted net loss per common shares:

	Year Ended March 31,
	2017	2016
Numerator:
Net loss available to stockholders	$(3,372,540)	$(525,197)

Denominator:
Weighted average number of common shares – Basic and Diluted	12,179,422	292,492

Net loss per common share – Basic and Diluted	$(0.28)	$(1.80)

Stock-Based Compensation

ASC 718, ”Compensation – Stock Compensation,” prescribes accounting and reporting standards for all share-based payment transactions in which employee services are acquired. Transactions include incurring liabilities, or issuing or offering to issue shares, options, and other equity instruments such as employee stock ownership plans and stock appreciation rights. Share-based payments to employees, including grants of employee stock options, are recognized as compensation expense in the consolidated financial statements based on their fair values. That expense is recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period). Accordingly, all of the stock compensation vested as of March 31, 2017 as services were rendered and fulfilled as of March 31, 2017 and stocks were issued to employees and consultants.

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of ASC 505-50, ”Equity – Based Payments to Non-Employees.” Measurement of share-based payment transactions with non-employees is based on the fair value of whichever is more reliably measurable: (a) the goods or services received; or (b) the equity instruments issued. The fair value of the share-based payment transaction is determined at the earlier of performance commitment date or performance completion date.

Share-based expense totaled $2,686,000 and $357,000 for the years ending March 31, 2017 and 2016, respectively. The Company did not have any stock options outstanding as of March 31, 2017 and 2016.

Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash, prepaid expenses, accounts payable and accrued expenses, and debt. The carrying amounts of such financial instruments approximate their respective estimated fair value due to the short-term maturities and approximate market interest rates of these instruments.

The Company adopted ASC Topic 820, ”Fair Value Measurements (“ASC Topic 820”),” which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The standard provides a consistent definition of fair value which focuses on an exit price that would be received upon sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The standard also prioritizes, within the measurement of fair value, the use of market-based information over entity specific information and establishes a three-level hierarchy for fair value measurements based on the nature of inputs used in the valuation of an asset or liability as of the measurement date.

The three-level hierarchy for fair value measurements is defined as follows:

•	Level 1 - inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets; liabilities in active markets;

•

Level 2 - inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability other than quoted prices, either directly or indirectly, including inputs in markets that are not considered to be active; or directly or indirectly including inputs in markets that are not considered to be active;

•	Level 3 - inputs to the valuation methodology are unobservable and significant to the fair value measurement

Reclassifications

Certain prior year amounts have been reclassified to conform with the current year presentation for comparative purposes.

Recent Accounting Pronouncements

The FASB has issued Accounting Standards Update (ASU) No. 2017-09, ”Compensation—Stock Compensation (Topic 718) — Scope of Modification Accounting.” ASU 2017-09 applies to entities that change the terms or conditions of a share-based payment award. The FASB adopted ASU 2017-09 to provide clarity and reduce diversity in practice as well as cost and complexity when applying the guidance in Topic 718, Compensation—Stock Compensation, to the modification of the terms and conditions of a share-based payment award. The amendments provide guidance on determining which changes to the terms and conditions of share-based payment awards require an entity to apply modification accounting under Topic 718. Effective for all entities for annual periods, including interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period, for public business entities for reporting periods for which financial statements have not yet been issued. The Company does not anticipate the adoption of ASU 2017-09 will have a material impact on its consolidated financial statements.

The FASB has issued Accounting Standards Update (ASU) No. 2017-01, ”Business Combinations (Topic 805): Clarifying the Definition of a Business,” clarifying the definition of a business. The amendments affect all companies and other reporting organizations that must determine whether they have acquired or sold a business. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The amendments are intended to help companies and other organizations evaluate whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The amendments provide a more robust framework to use in determining when a set of assets and activities is a business. They also provide more consistency in applying the guidance, reduce the costs of application, and make the definition of a business more operable. For public companies, the amendments are effective for annual periods beginning after December 15, 2017, including interim periods within those periods. The Company does not anticipate the adoption of ASU 2017-01 will have a material impact on its consolidated financial statements.

Note 3 - Going Concern

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these consolidated financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At March 31, 2017, the Company had not yet achieved profitable operations, has accumulated losses of $18,640,688 since its inception and expects to incur further losses in the development of its business, all of which raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available or on terms acceptable to the Company.

Note 4 - Due to Related Party

During the year ended March 31, 2017, the Company borrowed a total amount of $191,796 from a shareholder, who is also married to the CEO of the Company, and repaid $218,596 for payments of operating expenses and purchase of thoroughbreds and $39,508 for a management fee.

On March 21, 2016, the Company issued 3,750 shares of common stock to a cons ultant, who is married to our CEO, with a fair value of $225,000 for consulting services. Consultant was being retained to assist the Company in acquiring and locating thoroughbreds to acquire for its stable and to perform any and all duties as requested by the Company’s CEO. Additionally, Consultant provided use of his thoroughbred to obtain Buscar Stables license in California. This contract expired on April 30, 2016.

As of March 31, 2017 and 2016, the Company had due to related part of $0 and $26,800, respectively.

Note 5 – Note payable

During the year ended March 31, 2017, the Company repaid $7,500 to a former officer of the Company. During the year ended March 31, 2016, the Company borrowed a total amount of $13,371 for payments of operating expense on behalf of the Company. As of March 31, 2017, and 2016, the Company recorded note payable of $5,871 and $13,371, respectively. The note bears no interest and is due upon demand.

Note 6 - Commitments and Contingencies

As of March 31, 2017, the Company had a total of $207,560 of outstanding liabilities. As of this date, the Company recognizes $177,270 of outstanding liabilities related to previous Company directors, Robert Sawatsky and Kelly Fielder. The Company’s legal counsel believes that the outstanding liabilities are expected to be paid back to the previous Company directors, Robert Sawatsky and Kelly Fielder, who had originally loaned money to the Company. However, there has been no resolution of this event.

Note 7 - Equity

Preferred Stock

The Company has authorized 50,000,000 preferred shares with a par value of $0.0001 per share. Board of Directors are authorized to divide the authorized shares of Preferred Stock into one or more series, each of which shall be so designated as to distinguish the shares thereof from the shares of all other series and classes.

Series A Preferred Stock

The Company has designated 10,000,000 preferred shares of Series A Preferred Stock with a par value of $0.0001 per share. As at March 31, 2017 and 2016, the Company had 8,000,000 shares of Series A Preferred Stock issued and outstanding.

Series B Preferred Stock

The Company has designated 10,000,000 preferred shares of Series B Preferred Stock with a par value of $0.0001 per share.

During the year ended March 31, 2017, 10,000,000 shares of Series B Preferred Stock were issued to our CEO for par value as there is no stated value.

During the year ended March 31, 2017, 35,000 shares of Series B Preferred Stock were converted at rate of 1 preferred share to 400 common shares, resulting in the issuance of 14,000,000 shares of common stock, for a value of $1,400, of which $1,397 was recorded as a deemed dividend.

As at March 31, 2017 and 2016, the Company had 9,965,000 and 0 shares of Series B Preferred Stock issued and outstanding, respectively.

Common Stock

The Company has authorized 500,000,000 shares of common stock with a par value of $0.0001 per share.

On June 28, 2016, with an effective date of July 13, 2016, the Company filed Amended and Restated Articles of Incorporation with the Nevada Secretary of State to effect a 1-for-200 share Reverse Split of the Company’s issued and outstanding common stock. Common share amounts and per share amounts in these consolidated financial statements have been retroactively adjusted to reflect this reverse split.

During the year ended March 31, 2017, the Company issued common shares, as follows:

•	2,447,500 shares for services, with a fair value of $2,686,000 as compensation

•	1,760,000 shares issued for $1.10 per share, for $1,936,000.

•	643 shares issued for $45,000.

•	803 shares for rounding up adjustment on the reverse split.

•	14,000,000 shares were issued for the conversion of 35,000 shares of Series B Preferred Stock.

During the year ended March 31, 2016, the Company issued common shares, as follows:

•	On June 8, 2015, Troy Grant, the Company’s former chief executive officer and sole member of the Board of Directors and current Chief Operating Officer, was issued 325,000 shares of restricted Common Stock in exchange for accrued salaries, bonus and expenses of $300,000. No shares have been issued to Mr. Grant prior to June 9, 2015 with regard to deferred salary and bonus.

•	On March 21, 2016, the Company issued 3,750 shares of common stock to a consultant, who is married to the CEO, with a fair value of $225,000 for consulting services (see Note 4).

•	In June 2015, 6,500 shares of common stock, having a market value of $187,514, were issued to two consultants to settle debt of $65,000. The Company recognized a loss on debt settlement of $122,541 and recorded this amount to additional paid in capital.

As of March 31, 2017 and 2016, the Company had 18,581,321 and 372,375 shares of common stock issued and outstanding, respectively.

Note 8 - Income Taxes

The significant components of the Company’s deferred tax assets are as follows:

	March 31, 2017	March 31, 2016
Deferred tax assets
Net operating loss carryforwards	$18,640,688	$15,261,391
Less: Valuation allowance for deferred tax asset	(18,640,688)	(15,261,391)
	$-	$-

Reconciliation between the provision for income taxes and the expected tax benefit using the federal statutory rate of 34% and state statutory rate of 6.9% for 2017 and 2016 is as follows:

	March 31, 2017	March 31, 2016

Income tax benefit at federal statutory rate	(34.00)%	(34.00)%
State income tax benefit, net of effect on federal taxes	(6.90)%	(6.90)%
Increase in valuation allowance	40.90%	40.90%
Income tax expense (benefit)	0.0%	0.0%

The amount taken into income as deferred tax assets must reflect that portion of the net operating loss carryforwards that is more likely-than-not to be realized from future operations. The Company has chosen to provide an allowance of 100% against all available income tax loss carryforwards, due to the uncertainty surrounding their realization.

No provision for income taxes has been provided in these consolidated financial statements due to the net loss. The effective tax rate differs from the 34% statutory rate for the year ended March 31, 2017 due to the change in valuation allowance.

Due to the change in ownership provisions of the Income Tax laws of United States of America, net operating loss carry forwards of approximately $18,640,688 for federal income tax reporting purposes are subject to annual limitations. When a change in ownership occurs, net operating loss carry forwards may be limited as to use in future years. They typically expire 20 years from when incurred.

Note 9 - Subsequent Events

Subsequent to the year end, 100,000 shares of common stock were issued for services.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(a) of the Securities and Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 14th day of July 2017.

BUSCAR COMPANY

By:	/s/ Anastasia Shishova
Anastasia Shishova, President/CEO

Pursuant to the requirements of the Securities Act of l934, this Report has been signed below by the following person on behalf of the Registrant and in the capacities and on the date indicated.

	Title	Date

/s/ Anastasia Shishova	Principal Executive	July 14, 2017
Anastasia Shishova	Financial and Accounting
Officer and Director

21