Form 10-Q
period 2017-06-30
Buscar Co
filed 2017-08-21
CIK 1518380

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from__________ to __________

Commission File Number 000-55659

Buscar Company
(Exact name of registrant as specified in its charter)

Nevada	68-0681435
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

4325 Glencoe Ave Ste C9, Marina Del Rey, CA	90292-9991
(Address of principal executive offices)	(Zip Code)

(661) 418-7842

(Registrant’s telephone number, including area code)

_____________________________________________________________

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ YES    ☐ NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ YES    ☐ NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☐ YES    ☒ NO

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. ☐ YES    ☐ NO

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

18,681,321 common shares issued and outstanding as of August 18, 2017.

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

BUSCAR COMPANY
Condensed Consolidated Balance Sheets
(Unaudited)

	June 30,	March 31,
	2017	2017
ASSETS

Current Assets
Cash and cash equivalents	$245,867	$286,527
Prepaid expense	984	45,764
Other receivable	300,000	-
Total Current Assets	546,851	332,291

Thoroughbreds, net	556,353	941,443

TOTAL ASSETS	$1,103,204	$1,273,734

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued liabilities	$15,140	$24,419
Due to related parties	-	-
Note payable	5,871	5,871
Contingent liabilities	177,270	177,270
Total Current Liabilities	198,281	207,560

Total Liabilities	$198,281	$207,560

Stockholders' Equity
Preferred stock, par value $0.0001; authorized 50,000,000 shares authorized;
Series A preferred stock, $0.0001 par value, 10,000,000 shares designated; 8,000,000 shares issued and outstanding at June 30, 2017 and March 31, 2017, respectively	800	800
Series B preferred stock, $0.0001 par value, 10,000,000 shares designated; 9,965,000 shares issued and outstanding at June 30, 2017 and March 31, 2017, respectively	997	997
Common stock, $0.0001 par value, 500,000,000 shares authorized; 18,681,321 and 18,581,321 shares issued and outstanding at June 30, 2017 and March 31, 2017, respectively	1,868	1,858
Additional paid-in capital	19,735,207	19,703,207
Accumulated deficit	(18,833,949)	(18,640,688)
Total Stockholders' Equity	904,923	1,066,174
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,103,204	$1,273,734

The accompanying notes are an integral part of these consolidated financial statements.

BUSCAR COMPANY
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,
	2017	2016

Revenue	$-	$-

Operating expenses:
General and administrative	160,261	539,116
Impairment loss	333,000	-
Total operating expenses	493,261	539,116

Loss from operations	(493,261)	(539,116)

Other Income (Expense):
Insurance claim income	300,000	-

Loss before income taxes	(193,261)	(539,116)
Provision for income taxes	-	-
Net loss	$(193,261)	$(539,116)

Net loss per common share: basic and diluted	$(0.01)	$(1.43)

Weighted average common shares outstanding: basic and diluted	18,663,741	377,245

The accompanying notes are an integral part of these consolidated financial statements.

BUSCAR COMPANY
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended June 30,
	2017	2016
Cash Flows From Operating Activities
Net loss	$(193,261)	$(539,116)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	32,010	525,000
Depreciation	52,090	1,750
Impairment	333,000	-
Insurance Claim	(300,000)	-
Changes in operating assets and liabilities:
Prepaid expenses	44,780	-
Accounts payable and accrued liabilities	(9,279)	(5,000)
Net cash used in operating activities	(40,660)	(17,366)

Cash Flows From Investing Activities
Purchase of thoroughbreds	-	(56,258)
Net cash used in investing activities	-	(56,258)

Cash Flows From Financing Activities
Common stock issued	-	45,000
Borrowings under due to related party	-	124,178
Repayments of due to related party	-	(93,680)
Net cash Provided by Financing Activities	-	75,498

Net cash and cash equivalents increase (decrease) for the period	(40,660)	1,874
Cash and cash equivalents at beginning of period	286,527	-
Cash and cash equivalents at end of period	$245,867	$1,874

Supplemental Cash Flow Information
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

Non Cash Investing And Financing Activities
Series B Preferred shares issued to Company officer	$-	$100

The accompanying notes are an integral part of these consolidated financial statements.

BUSCAR COMPANY

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2017

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

Note 2 - Going Concern

These unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these unaudited condensed consolidated financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At June 30, 2017, the Company had not yet achieved profitable operations, has accumulated losses of $18,833,949 since its inception and expects to incur further losses in the development of its business, all of which raise substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available or on terms acceptable to the Company.

Note 3 - Summary of Significant Accounting Policies

Basis of Presentation of Interim Financial Statements

The accompanying unaudited interim consolidated financial statements as of and for the three ended June 30, 2017 have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. All intercompany balances and transactions have been eliminated in consolidation. Operating results for the three ended June 30, 2017 are not necessarily indicative of the results that may be expected for any future periods or the year ending March 31, 2018. The accompanying unaudited consolidated financial statements should be read in conjunction with the Company's 2017 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on July 14, 2017.

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

Long-Lived Assets

Long-lived assets are evaluated for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. Each impairment test is based on a comparison of the undiscounted future cash flows to the recorded value of the asset. If impairment is indicated, the asset is written down to its estimated fair value.

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

Recent Accounting Pronouncements

Revenue from Contracts with Customers

In May 2014, the FASB issued an accounting standards update which modifies the requirements for identifying, allocating, and recognizing revenue related to the achievement of performance conditions under contracts with customers. This update also requires additional disclosure related to the nature, amount, timing, and uncertainty of revenue that is recognized under contracts with customers. This guidance is effective for fiscal and interim periods beginning after December 15, 2017 and is required to be applied retrospectively to all revenue arrangements. The adoption of this guidance is not expected to have a significant impact on the Company’s consolidated financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA and the SEC did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

Note 4 - Other Receivables

On December 14, 2016, the Company paid $333,000 for stud fee which is used to mate Milania, one of the Company’s thoroughbreds, with War Front, a highly breaded third-party horse. The amount was capitalized as thoroughbreds. On August 1, 2017, the Company notified its insurance company that the mating was not successful after four breeding sessions. The insurance company approved to cover the loss of $300,000. As a result, the Company recorded $300,000 as other receivables as of June 30, 2017.

Note 5 - Thoroughbreds

	June 30, 2017	March 31, 2017
Thoroughbreds	$625,103	$625,103
Cost of development	77,529	410,529
	702,632	1,035,632
Accumulated depreciation	(146,279)	(94,189)
Thoroughbreds, net	$556,353	$941,443

Depreciation expense for three months ended June 30, 2017 and 2016 was $52,090 and $1,750, respectively.  At June 30, 2017 and March 31, 2017, thoroughbreds with a cost basis of $625,105 and accumulated depreciation of $146,279 and $94,189, respectively.

On December 14, 2016, the Company paid $333,000 for stud fee which is used to mate Milania, one of the Company’s thoroughbreds, with War Front, a highly breaded third-party horse. The amount was capitalized as thoroughbreds. On August 1, 2017, the Company notified its insurance company that the mating was not successful after four breeding sessions. The insurance company approved to cover the loss of $300,000. As a result, the Company recognized an impairment loss of $333,000, and reduced the cost of development asset of $333,000.

Note 6 - Long Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Long-lived assets are reviewed for recoverability at the lowest level in which there are identifiable cash flows (“asset group”), usually at the thoroughbred level. The carrying amount of an asset group is not considered recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset group. If the asset group is determined not to be recoverable, then an impairment charge will be recognized in the amount by which the carrying amount of the asset group exceeds its fair value, determined using discounted cash flow valuation techniques, as defined in ASC 360, Property, Plant, and Equipment.

On August 1, 2017 the company was notified that Milania was not pregnant with War Front after four breeding sessions. The Company recognized an impairment loss of $333,000, and reduced the cost of development asset of $333,000.

Note 7 - Note payable

As of June 30, 2017, and March 31, 2017, the Company recorded note payable of $5,871 and $5,871, respectively. The note bears no interest and is due upon demand.

Note 8 - Commitments and Contingencies

As of June 30, 2017, the Company had a total of $198,281 of outstanding liabilities. As of this date, the Company recognizes $177,270 of outstanding liabilities related to previous Company directors, Robert Sawatsky and Kelly Fielder. The Company’s legal counsel believes that the outstanding liabilities are expected to be paid back to the previous Company directors, Robert Sawatsky and Kelly Fielder, who had originally loaned money to the Company. However, there has been no resolution of this event.

Note 9 - Equity

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

As at June 30, 2017 and March 31, 2017, the Company had 8,000,000 shares of Series A Preferred Stock issued and outstanding.

Series B Preferred Stock

The Company has designated 10,000,000 preferred shares of Series B Preferred Stock with a par value of $0.0001 per share.

As at June 30, 2017 and March 31, 2017, the Company had 9,965,000 shares of Series B Preferred Stock issued and outstanding, respectively.

Common Stock

The Company has authorized 500,000,000 shares of common stock with a par value of $0.0001 per share.

During the three months ended June 30, 2017, the Company issued 100,000 shares of common stock for services, with a fair value of $3,201.

As of June 30, 2017, and March 31, 2017, the Company had 18,681,321 and 18,581,321 shares of common stock issued and outstanding, respectively.

Note 10 - Loss Per Common Share

Basic earnings per share (“EPS”) is computed by dividing earnings (loss) attributable to common shareholders by the weighted average number of common shares outstanding for the periods. Diluted EPS reflects the potential dilution of securities that could share in the earnings. As of June 30, 2017 and March 31, 2017 the Company did not have any dilutions.

Note 11 – Subsequent Events

On August 1, 2017, the Company notified its insurance company that Milania didn’t get pregnant with War Front after four breeding sessions. As a result, the Company will receive $300,000 from its insurance company. As of June 30, 2017, the Company recognized accounts receivable of $300,000, impairment loss from thoroughbreds of $333,000, and reduced the cost of development asset of $333,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our unaudited financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this quarterly report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this quarterly report.

In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common shares” refer to the common shares in our capital stock.

As used in this quarterly report, the terms “we”, “us”, “our” and “our company” mean Buscar Company and Buscar Stables, Inc., a California company and our wholly-owned subsidiary, unless otherwise indicated.

General Overview

We were incorporated in the state of Nevada as Cascade Springs Ltd. on January 19, 2010.  In 2012, we amended our Articles of Incorporation to change our name to Colorado Gold Mines, Inc. On June 18, 2014, we changed our name to Buscar Oil, Inc. On May 19, 2015, we changed our name to Buscar Company.  Our primary business is the breeding and selling of thoroughbreds.

Thoroughbreds

The Company’s main focus is breeding thoroughbreds in Kentucky. The Company currently has three mares in Kentucky and two foals. The Company has entered the foals into the November Keeneland Auction. Two of the company’s mares are pregnant and their foals will be sold in 2018 at the Keeneland November sale.

Results of Operations and Financial Condition for the three-months ended June 30, 2017 and 2016

	Three Months Ended June 30,
	2017	2016	Change	%
Costs and expenses
General and administrative	160,261	539,116	(378,855)	(70%)
Impairment loss	333,000	-	333,000	-
Total expenses	493,261	539,116	(45,855)	(9%)

Loss from operations	(493,261)	(539,116)	(45,855)	(9%)

Other Income (Expense)
Insurance claim income	300,000	-	300,000	-

Net loss	$(193,261)	$(539,116)	$(345,855)	(64%)

We have not generated any revenues as of June 30, 2017.

Operating expenses decrease to $193,261 during the period ended June 30, 2017, from $539,116 for the period ended June 30, 2016. The decrease in operating expenses is primarily due to a decrease in management and consulting fees.

There is no assurance that we will ever be profitable. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should we be unable to continue as a going concern.

Liquidity and Capital Resources

	June 30,	March 31,
	2017	2017	Change	%
Cash	$245,867	$286,527	$(40,660)	(14%)

Current Assets	$546,851	$332,291	$214,560	65%
Current Liabilities	198,281	207,560	(9,279)	(4%)
Working Capital	$348,570	$124,731	$223,839	179%

	Three Months Ended June 30,
	2017	2016	Change	%
Cash Flows used in Operating Activities	$(40,660)	$(17,366)	$23,294	134%
Cash Flows used in Investing Activities	-	(56,258)	56,258	100%
Cash Flows from Financing Activities	-	75,498	(75,498)	(100%)
Net Increase (Decrease) in Cash During the Year	$(40,660)	$1,874	$(42,534)

As of June 30, 2017, and March 31, 2017, we had cash of $245,867 and $286,527, respectively. Our working capital increased as of June 30, 2017 primarily due to the increase in other receivable of $300,000, from an insurance settlement. Our cash position is insufficient and as such we plan to raise additional debt and equity financing to meet our obligations as they become due.

During the three months ended June 30, 2017, cash used in operating activities was $40,660. This was primarily the result of our net loss of $193,261, insurance claim of $300,000 and decrease in accrued liabilities of $9,279, offset by stock based compensation of $32,010, depreciation of $52,090, and an impairment loss of $333,000 and a decrease in prepaid expenses of $44,780. During the three months ended June 30, 2016, cash used in operating activities was $17,366. This was primarily the result of our net loss of $539,116 and a decrease in accrued liability of $5,000, offset by stock based compensation of $525,000 and depreciation of $1,750.

During the three months ended June 30, 2017, cash used in investing activities was $0.  During the three months ended June 30, 2016, cash used in investing activities was $56,258. The company purchased minority interest in two horses and a majority interest in a third horse, for a total payments of $56,258.

During the three months ended June 30, 2017, cash provided by financing activities amounted to $0. During the three months ended June 30, 2016, cash provided by financing activities amounted to $75,498. Our company received cash from issuance of common stock of $45,000 and loans from related party of $124,178 and repaid loans from a related party of $93,680.

Dividend Policy

We have not paid dividends on our Common Stock in the past. We have decided to distribute at least 16% of our net purse winnings that our company's thoroughbreds generate. However, our ability to pay dividends is subject to limitations imposed by Nevada law. Pursuant to Nevada Revised Statute 78.288, dividends may be paid to the extent that a corporation's assets exceed it liabilities and it is able to pay its debts as they become due in the usual course of business.

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive exploration activities. For these reasons our auditors stated in their report that they have substantial doubt we will be able to continue as a going concern.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Critical Accounting Policies

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

Our company’s management, with the participation of our company’s Chief Executive and Chief Financial Officer, evaluated the effectiveness of our company’s disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, management, with the participation of the Chief Executive and Chief Financial Officer, concluded that our company’s disclosure controls and procedures, as of the end of the period covered by this Quarterly Report on Form 10-Q, are not functioning effectively to provide reasonable assurance that the information required to be disclosed by our company in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our company’s management, including our company’s Chief Executive and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. A controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee, (2) lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (3) inadequate segregation of duties consistent with control objectives; and (4) management is dominated by one individual without adequate compensating controls. The aforementioned material weaknesses were identified by our Chief Executive and Financial Officer in connection with the review of our financial statements as of June 30, 2017.

Management believes that the material weaknesses set forth above did not have an effect on our financial results. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

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

Item 1A. Risk Factors

As a “smaller reporting company”, we are not required to provide the information required by this Item.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description
(31)	Rule 13a-14 (d)/15d-14d) Certifications
31.1*	Section 302 Certification by the Principal Executive Officer and Principal Financial Officer
(32)	Section 1350 Certifications
32.1**	Section 906 Certification by the Principal Executive Officer and Principal Financial Officer
101**	Interactive Data File
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

__________

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BUSCAR COMPANY
(Registrant)

Dated: August 21, 2017	/s/ Anastasia Shishova
Anastasia Shishova
President, Chief Executive Officer and Director
(Principal Executive Officer and Principal Financial Officer)

