Form 10-Q
period 2017-09-30
Buscar Co
filed 2017-11-20
CIK 1518380

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File Number 000-55659

Buscar Company
(Exact name of registrant as specified in its charter)

Nevada	68-0681435
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

4325 Glencoe Ave Ste C9, Marina Del Rey, CA	90292-9991
(Address of principal executive offices)	(Zip Code)

(661) 418-7842
(Registrant’s telephone number, including area code)

___________________________________________________________
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

18,681,321 common shares issued and outstanding as of November 17, 2017.

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

BUSCAR COMPANY
Condensed Consolidated Balance Sheets

	September 30,	March 31,
	2017	2017
	(Unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$489,196	$286,527
Prepaid expense	-	45,764
Total Current Assets	489,196	332,291

Thoroughbreds, net	504,261	941,443

TOTAL ASSETS	$993,457	$1,273,734

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued liabilities	$38,904	$24,419
Note payable	5,871	5,871
Contingent liabilities	177,270	177,270
Total Current Liabilities	222,045	207,560

Total Liabilities	$222,045	$207,560

Stockholders' Equity
Preferred stock, par value $0.0001; authorized 50,000,000 shares authorized;
Series A preferred stock, $0.0001 par value, 10,000,000 shares designated; 8,000,000 shares issued and outstanding at September 30, 2017 and March 31, 2017, respectively	800	800
Series B preferred stock, $0.0001 par value, 10,000,000 shares designated; 9,965,000 shares issued and outstanding at September 30, 2017 and March 31, 2017, respectively	997	997
Common stock, $0.0001 par value, 500,000,000 shares authorized; 18,681,321 and 18,581,321 shares issued and outstanding at September 30, 2017 and March 31, 2017, respectively	1,868	1,858
Additional paid-in capital	19,735,207	19,703,207
Accumulated deficit	(18,967,460)	(18,640,688)
Total Stockholders' Equity	771,412	1,066,174
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$993,457	$1,273,734

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUSCAR COMPANY
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2017	2016	2017	2016

Revenue	$-	$-	$-	$-

Operating expenses:
General and administrative	133,511	1,256,223	293,772	1,795,339
Impairment loss	-	-	333,000	-
Total operating expenses	133,511	1,256,223	626,772	1,795,339

Loss from operations	(133,511)	(1,256,223)	(626,772)	(1,795,339)

Other Income
Insurance claim income	-	-	300,000	-

Loss before income taxes	(133,511)	(1,256,223)	(326,772)	(1,795,339)
Provision for income taxes	-	-	-	-
Net loss	$(133,511)	$(1,256,223)	$(326,772)	$(1,795,339)

Deemed dividend on Series B convertible preferred stock	-	(1,397)	-	(1,397)
Net loss attributable to common stockholders	(133,511)	(1,257,620)	$(326,772)	$(1,796,736)

Net loss per common share: basic and diluted	$(0.01)	$(0.10)	$(0.02)	$(0.14)

Weighted average common shares outstanding: basic and diluted	18,681,321	12,532,916	18,672,581	12,532,916

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUSCAR COMPANY
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended September 30,
	2017	2016
Cash Flows From Operating Activities
Net loss	$(326,772)	$(1,795,339)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	32,010	1,753,500
Depreciation	104,182	7,788
Impairment	333,000	-
Changes in operating assets and liabilities:
Prepaid expenses	45,764	-
Accounts payable and accrued liabilities	14,485	(5,000)
Net cash provided by (used in) operating activities	202,669	(39,051)

Cash Flows From Investing Activities
Purchase of thoroughbreds	-	(104,858)
Net cash used in investing activities	-	(104,858)

Cash Flows From Financing Activities
Common stock issued	-	595,000
Borrowings under due to related party	-	191,796
Repayments of due to related party	-	(95,930)
Net cash provided by financing activities	-	690,866

Net cash and cash equivalents increase for the period	202,669	546,957
Cash and cash equivalents at beginning of period	286,527	-
Cash and cash equivalents at end of period	$489,196	$546,957

Supplemental Cash Flow Information
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

Non-Cash Investing And Financing Activities
Series B Preferred shares issued to Company officer	$-	$1,000
Conversion of Series B Preferred stock into common stock	$-	$1,400

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUSCAR COMPANY

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2017

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

Note 2 - Going Concern

These unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these unaudited condensed consolidated financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At September 30, 2017, the Company had not yet achieved profitable operations, has accumulated losses of $18,967,460 since its inception and expects to incur further losses in the development of its business, all of which raise substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available or on terms acceptable to the Company.

Note 3 - Summary of Significant Accounting Policies

Basis of Presentation of Interim Financial Statements

The accompanying unaudited interim consolidated financial statements as of and for the six months ended September 30, 2017 have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. All intercompany balances and transactions have been eliminated in consolidation. Operating results for the six ended September 30, 2017 are not necessarily indicative of the results that may be expected for any future periods or the year ending March 31, 2018. The accompanying unaudited consolidated financial statements should be read in conjunction with the Company's 2017 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on July 14, 2017.

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

The company evaluates the recoverability of its Long-Term Assets in accordance with ASC topic 360, which requires recognition of impairments of long lived assets in the event an indication of impairment exists and the net book value of such assets exceeds the expected future value net cash flows attainable to such assets.

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

Stock-Based Compensation

ASC 718, “Compensation – Stock Compensation,” prescribes accounting and reporting standards for all share-based payment transactions in which employee services are acquired. Transactions include incurring liabilities, or issuing or offering to issue shares, options, and other equity instruments such as employee stock ownership plans and stock appreciation rights. Share-based payments to employees, including grants of employee stock options, are recognized as compensation expense in the consolidated financial statements based on their fair values. That expense is recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of ASC 505-50, “Equity – Based Payments to Non-Employees.” Measurement of share-based payment transactions with non-employees is based on the fair value of whichever is more reliably measurable: (a) the goods or services received; or (b) the equity instruments issued. The fair value of the share-based payment transaction is determined at the earlier of performance commitment date or performance completion date.

Share-based expense totaled $32,010 and $1,753,500 for the six months ended September 30, 2017 and 2016, respectively. Share-based expense totaled $32,010 and $1,228,500 for the three months ended September 30, 2017 and 2016, respectively.

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

Recent Accounting Pronouncements

Revenue from Contracts with Customers

In September 2017, the FASB has issued Accounting Standards Update (ASU) No. 2017-13, “Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842): Amendments to SEC Paragraphs Pursuant to the Staff Announcement at the July 20, 2017 EITF Meeting and Rescission of Prior SEC Staff Announcements and Observer Comments.” The amendments in ASU No. 2017-13 amends the early adoption date option for certain companies related to the adoption of ASU No. 2014-09 and ASU No. 2016-02. Both of the below entities may still adopt using the public company adoption guidance in the related ASUs, as amended. The effective date is the same as the effective date and transition requirements for the amendments for ASU 2014-09 and ASU 2016-02.

In May 2014, the FASB issued accounting standards updates which modifies the requirements for identifying, allocating, and recognizing revenue related to the achievement of performance conditions under contracts with customers. This update also requires additional disclosure related to the nature, amount, timing, and uncertainty of revenue that is recognized under contracts with customers. This guidance is effective for fiscal and interim periods beginning after December 15, 2017 and is required to be applied retrospectively to all revenue arrangements. The adoption of this guidance is not expected to have a significant impact on the Company’s consolidated financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA and the SEC did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

Note 4 - Thoroughbreds

	September 30, 2017	March 31, 2017
Thoroughbreds	$625,103	$625,103
Cost of development	77,529	410,529
	702,632	1,035,632
Accumulated depreciation	(198,371)	(94,189)
Thoroughbreds, net	$504,261	$941,443

Depreciation expense for six months ended September 30, 2017 and 2016 was $104,182 and $7,788, respectively. Depreciation expense for three months ended September 30, 2017 and 2016 was $52,092 and $6,038, respectively. At September 30, 2017 and March 31, 2017, thoroughbreds with a cost basis of $625,103 and accumulated depreciation of $198,371 and $94,189, respectively.

On December 14, 2016, the Company paid $333,000 for stud fee which is used to mate Milania, one of the Company’s thoroughbreds, with War Front, a highly breaded third-party horse. The amount was capitalized as thoroughbreds. On August 1, 2017, the Company notified its insurance company that the mating was not successful after four breeding sessions. The insurance company approved to cover the loss of $300,000. As a result, the Company recognized an impairment loss of $0 and $333,000 for the three and six months ended September 30, 2017, respectively, and reduced the cost of development asset of $333,000. On August 8, 2017, the Company received cash of $300,000 from the insurance company.

Note 5 - Long Lived Assets

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

On August 1, 2017, the company was notified that Milania was not pregnant with War Front after four breeding sessions. The Company recognized an impairment loss of $333,000, and reduced the cost of development asset of $333,000.

Note 6 - Note payable

As of September 30, 2017, and March 31, 2017, the Company recorded note payable of $5,871 and $5,871, respectively. The note bears no interest and is due upon demand.

Note 7 - Commitments and Contingencies

As of September 30, 2017, the Company had a total of $222,045 of outstanding liabilities. As of this date, the Company recognizes $177,270 of outstanding liabilities related to previous Company directors, Robert Sawatsky and Kelly Fielder. The Company’s legal counsel believes that the outstanding liabilities are expected to be paid back to the previous Company directors, Robert Sawatsky and Kelly Fielder, who had originally loaned money to the Company. However, there has been no resolution of this event.

Dividend policy

The Company intends to distribute at least 16% of our net purse winnings that our company's thoroughbreds generate. However, our ability to pay dividends is subject to limitations imposed by Nevada law. Pursuant to Nevada Revised Statute 78.288, dividends may be paid to the extent that a corporation's assets exceed it liabilities and it is able to pay its debts as they become due in the usual course of business.

Note 8 - Equity

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

As at September 30, 2017 and March 31, 2017, the Company had 8,000,000 shares of Series A Preferred Stock issued and outstanding.

Series B Preferred Stock

The Company has designated 10,000,000 preferred shares of Series B Preferred Stock with a par value of $0.0001 per share.

As at September 30, 2017 and March 31, 2017, the Company had 9,965,000 shares of Series B Preferred Stock issued and outstanding, respectively.

Common Stock

The Company has authorized 500,000,000 shares of common stock with a par value of $0.0001 per share.

During the six months ended September 30, 2017, the Company issued 100,000 shares of common stock for services, with a fair value of $32,010.

As of September 30, 2017, and March 31, 2017, the Company had 18,681,321 and 18,581,321 shares of common stock issued and outstanding, respectively.

Note 9 - Loss Per Common Share

Basic earnings per share (“EPS”) is computed by dividing earnings (loss) attributable to common shareholders by the weighted average number of common shares outstanding for the periods. Diluted EPS reflects the potential dilution of securities that could share in the earnings. As of September 30, 2017, and March 31, 2017 the Company did not have any dilutions.

Note 10 – Subsequent Events

The Company has analyzed its operations subsequent to September 30, 2017 to the date these financial statements were issued, and have the following events to disclose:

•	The Company acquired Lazy Susan at the 2017 Keenland Auction for $120,000.

•	The Company sold two foals at the 2017 Keeneland Auction for a total of $330,000. The Company expects to receive the funds within 45 days after the conclusion of the sale.

•	The Company's thoroughbred Mr. Ability was retired due to injury.

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

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

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

Current Thoroughbred Roster

Breeding Division

Name	Type	Location	Pregnant	2018 Breeding Season
Milania	Brood Mare	Kentucky	No	Inquiring into Medaglia d'Oro
Sweet Dreams	Brood Mare	Kentucky	Yes to Tapit	Tapit
Meta Mu	Brood Mare	Kentucky	Yes to American Pharoah	Inquiring into Violence
Lazy Susan	Brood Mare	Kentucky	Yes to Quality Roads	Tapit

Racing Division

Name	Location	Trainer
Beaumarchais	California	Blacker, D
Sweet Congrats	California	Blacker, D
Well Hello	California	Blacker, D

Results of Operations

The following summary of our operations should be read in conjunction with our unaudited financial statements for the three and six months ended September 30, 2017 and 2016.

Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016

	Three Months Ended September 30,
	2017	2016	Change	%
Costs and expenses
General and administrative	$133,511	$1,256,223	$(1,122,712)	(89)%
Total operating expenses	133,511	1,256,223	(1,122,712)	(89)%

Loss from operations	(133,511)	(1,256,223)	1,122,712)	(89)%
Other expense
Loss before income taxes	(133,511)	(1,256,223)	1,122,712	(89)%
Net loss	$(133,511)	$(1,256,223)	$1,122,712	(89)%

We have not generated any revenues as of September 30, 2017.

Operating expense decreased to $133,511 from $1,256,223 for the three months ended September 30, 2017 and 2016, respectively. The decrease in operating expenses is primarily due to a decrease in management and consulting fees.

We incurred a net loss of $133,511 and $1,256,223 for the three months ended September 30, 2017 and September 30, 2016, respectively.

Six Months Ended September 30, 2017 Compared to Six Months Ended September 30, 2016

	Six Months Ended September 30,
	2017	2016	Change	%
Costs and expenses
General and administrative	$293,772	$1,795,339	$(1,501,567)	(84)%
Impairment loss	333,000	-	333,000	-
Total operating expenses	626,772	1,795,339	(1,168,567)	(65)%

Loss from operations	(626,772)	(1,795,339)	1,168,567	(65)%
Other expense
Loss on debt settlement	300,000	-	300,000	-
Loss before income taxes	(326,772)	(1,795,339)	1,468,567	(82)%
Net loss	$(326,772)	$(1,795,339)	$1,468,567	(82)%

Operating expense decreased to $626,772 from $1,795,339 for the six months ended September 30, 2017 and 2016, respectively. The decrease in operating expenses is primarily due to a decrease in management and consulting fees.

We incurred a net loss of $326,772 and $1,795,339 for the six months ended September 30, 2017 and September 30, 2016, respectively.

There is no assurance that we will ever be profitable. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should we be unable to continue as a going concern.

Liquidity and Capital Resources

	September 30,	March 31,
	2017	2017	Change	%
Cash	$489,196	$286,527	$202,669	71%

Current Assets	$489,196	$332,291	$156,905	47%
Current Liabilities	222,045	207,560	14,485	7%
Working Deficiency	$267,151	$124,731	$142,420	114%

	Six Months Ended September 30,
	2017	2016	Change	%
Cash Flows provided by (used in) Operating Activities	$202,669	$(39,051)	$241,720	(619)%
Cash Flows used in Investing Activities	-	(104,858)	104,858	(100)%
Cash Flows from Financing Activities	-	690,866	(690,866)	(100)%
Net Increase in Cash During the Year	$202,669	$546,957	$(344,288)	(63)%

As of September 30, 2017, and March 31, 2017, we had cash of $489,196 and $286,527, respectively. Our working capital increased as of September 30, 2017 primarily due to an increase in cash of $202,669. Our cash position is insufficient and as such we plan to raise additional debt and equity financing to meet our obligations as they become due.

During the six months ended September 30, 2017, cash provided by operating activities was $202,669. This was primarily the result of our net loss of $326,772, insurance claim of $300,000, offset by stock based compensation of $32,010, depreciation of $104,182, and an impairment loss of $333,000 and a decrease in prepaid expenses of $45,764, other receivable of $300,000 and an increase in accrued liabilities of $14,485. During the six months ended September 30, 2016, cash used in operating activities was $39,051. This was primarily the result of our net loss of $1,795,339 and a decrease in accrued liability of $5,000, offset by stock based compensation of $1,753,500 and depreciation of $7,788.

During the six months ended September 30, 2017, cash used in investing activities was $0. During the six months ended September 30, 2016, cash used in investing activities was $104,858. The company purchased minority interest in two horses and majority interest in two horses, for a total payment of $104,858.

During the six months ended September 30, 2017, cash provided by financing activities amounted to $0. During the six months ended September 30, 2016, cash provided by financing activities amounted to $690,866. Our company received cash from issuance of common stock of $595,000 and loans from related party of $191,796 and repaid loans from a related party of $95,930.

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

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee, (2) lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (3) inadequate segregation of duties consistent with control objectives; and (4) management is dominated by one individual without adequate compensating controls. The aforementioned material weaknesses were identified by our Chief Executive and Financial Officer in connection with the review of our financial statements as of September 30, 2017.

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

Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description
(31)	Rule 13a-14 (d)/15d-14d) Certifications
31.1*	Section 302 Certification by the Principal Executive Officer and Principal Financial Officer
(32)	Section 1350 Certifications
32.1**	Section 906 Certification by the Principal Executive Officer and Principal Financial Officer
101*	Interactive Data File
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

_______

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BUSCAR COMPANY
(Registrant)

Dated: November 20, 2017	/s/ Anastasia Shishova
Anastasia Shishova
President, Chief Executive Officer and Director
(Principal Executive Officer and Principal Financial Officer)

